Form 10-Q
period 1995-09-30
NTS PROPERTIES PLUS LTD
filed 1995-11-13
CIK 818089

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                                FORM 10-Q

(Mark one)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995

                                   OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number                         0-18952

                            NTS-PROPERTIES PLUS LTD.
           (Exact name of registrant as specified in its charter)

          Florida                                     61-1126478
(State or other jurisdiction of           (I.R.S. Employer Identification
incorporation or organization)            No.)

     10172 Linn Station Road
     Louisville, Kentucky                               40223
(Address of principal executive                      (Zip Code)
offices)

Registrant's telephone number,
including area code                                 (502) 426-4800

                              Not Applicable
              Former name, former address and former fiscal year,
                        if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES  X         NO

                            TABLE OF CONTENTS


                                                                    Pages

                                 PART I

Item 1. Financial Statements

        Balance Sheets and Statement of Partners' Equity
          as of September 30, 1995 and December 31, 1994                3

        Statements of Operations
          For the three months and nine months ended
          September 30, 1995 and 1994                                   4

        Statements of Cash Flows
          For the three months and nine months ended
          September 30, 1995 and 1994                                   5

        Notes To Financial Statements                                 6-8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        9-15


                                 PART II

1.  Legal Proceedings                                                  16
2.  Changes in Securities                                              16
3.  Defaults upon Senior Securities                                    16
4.  Submission of Matters to a Vote of Security Holders                16
5.  Other Information                                                  16
6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                             17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        NTS-PROPERTIES PLUS LTD.

            BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                             As of              As of
                                      September 30, 1995  December 31, 1994*

ASSETS

  Cash and equivalents                 $     39,877      $    244,288
  Cash and equivalents - restricted          78,065            19,077
  Accounts receivable, net of
   allowance for doubtful accounts
   of $5,692 (1995) and $10,553
   (1994)                                   120,774           792,375
  Land, buildings and amenities,
   net                                    1,275,625        14,902,218
  Land held for development                  96,949         1,090,000
  Deferred leasing commissions              167,928           373,201
  Organizational and start-up
   costs, net                                 1,752             4,221
  Other assets                               52,619            82,340
                                        ------------      ------------
                                       $  1,833,589      $ 17,507,720
                                        ============      ============
LIABILITIES AND PARTNERS' EQUITY

  Mortgage and notes payable           $  3,903,320      $ 18,612,183
  Accounts payable - operations             164,509           302,233
  Accounts payable - construction            10,692            68,782
  Security deposits                          11,040            26,506
  Other liabilities                          64,968           462,712
  Commitments
                                        ------------      ------------
                                          4,154,529        19,472,416

  Partners' equity                       (2,320,940)       (1,964,696)
                                        ------------      ------------
                                       $  1,833,589      $ 17,507,720
                                        ============      ============

                                Limited      General
                               Partners      Partner        Total

PARTNERS' EQUITY
  Capital contributions,
   net of offering costs
   (685,647 units)          $ 11,784,521    $       100  $ 11,784,621
  Net loss - prior years     (11,568,273)      (116,851)  (11,685,124)
  Net loss - current year       (352,682)        (3,562)     (356,244)
  Cash distributions
   declared to date           (2,038,520)       (20,592)   (2,059,112)
  Purchases of limited
   partnership units              (5,081)         --           (5,081)
                              -----------    -----------  ------------
Balances at September 30,
 1995                        $ (2,180,035)  $  (140,905) $ (2,320,940)
                              ============   ===========  ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1995.

                           NTS-PROPERTIES PLUS LTD.

                           STATEMENTS OF OPERATIONS

                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,

                                           1995         1994        1995         1994

Revenues:
  Rental income, net of provision
   for doubtful accounts of $3,259
   (1995) and $-0- (1994)             $   202,210  $   684,715  $   748,653  $ 2,095,353
  Interest and other income                   549        3,795        4,480        7,768
                                       -----------  -----------  -----------  -----------
                                          202,759      688,510      753,133    2,103,121

Expenses:
  Operating expenses                       30,337      109,392      111,860      317,682
  Operating expenses - affiliated          17,310       55,089       62,707      152,221
  Write-off of unamortized tenant
   improvements                             --          56,493        --          58,341
  Amortization of capitalized
   leasing costs                            1,613       10,475        7,780       31,565
  Interest expense                         96,186      410,774      412,084    1,180,960
  Management fees                          12,762       44,810       46,890      139,119
  Real estate taxes                        20,381       78,088       80,624      234,599
  Professional and administrative
   expenses                                13,066       22,601       39,175       51,232
  Professional and administrative
   expenses - affiliated                   27,735       27,451       81,787       75,455
  Depreciation and amortization            44,359      384,267      266,470    1,202,198
                                       -----------  -----------  -----------  -----------
                                          263,749    1,199,440    1,109,377    3,443,372
                                       -----------  -----------  -----------  -----------
Net loss                              $   (60,990) $  (510,930) $  (356,244) $(1,340,251)
                                       ===========  ===========  ===========  ===========
Net loss allocated to the limited
 partners                             $   (60,380) $  (505,821) $  (352,682) $(1,326,848)
                                       ===========  ===========  ===========  ===========
Net loss per limited partnership
 unit                                 $      (.09) $      (.74) $      (.51) $     (1.94)
                                       ===========  ===========  ===========  ===========
Weighted average number of units          685,647      685,647      685,647      685,647
                                       ===========  ===========  ===========  ===========

                                 NTS-PROPERTIES PLUS LTD.

                                 STATEMENTS OF CASH FLOWS
                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,

                                           1995         1994         1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                              $   (60,990) $  (510,930) $  (356,244) $(1,340,251)
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
  Amortization of capitalized leasing
   costs                                    1,613       10,475        7,780       31,565
  Depreciation and amortization            44,359      384,267      266,470    1,202,198
  Provision for doubtful accounts           1,997        --           3,259        --
  Write-off of unamortized tenant
   finish improvements                      --          56,493        --          58,341
  Changes in assets and liabilities:
   Cash and equivalents - restricted      (23,718)     (68,775)     (59,821)     (68,775)
   Accounts receivable                     16,156       58,066       41,354      204,844
   Deferred leasing commissions             3,359       12,819       21,862      (34,884)
   Other assets                             6,674      (43,155)      (4,054)     (59,296)
   Accounts payable-operations             31,632      145,816     (121,400)     234,551
   Security deposits                         (191)       2,571          907      (60,361)
   Other liabilities                       21,514       78,010      (77,794)     174,026
                                       -----------  -----------  -----------  -----------
  Net cash provided by (used in)
   operating activities                    42,405      125,657     (277,681)     341,958
                                       -----------  -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
(Additions to) decreases in land,
 buildings, amenities and land held
 for development                          (20,422)    (353,304)     156,065     (404,652)
Decrease in cash and equivalents
 - restricted                               3,383        --          15,219       88,255
Increase in cash and equivalents -
 - restricted                               --           --         (14,386)       --
Increase (decrease) in accounts
 payable - construction                   (26,318)      23,530      (56,460)      (1,213)
                                       -----------  -----------  -----------  -----------
  Net cash provided by (used in)
   investing activities                   (43,357)    (329,774)     100,438     (317,610)
                                       -----------  -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
 notes payable                            (31,859)    (261,601)    (103,287)    (586,316)
Increase in notes payable                   --         140,640        --         140,640
Capital contribution by a
 joint venture partner                      --         595,975       94,275      595,975
Additions to loan costs                     --         (27,793)     (18,156)     (46,814)
                                       -----------  -----------  -----------  -----------
  Net cash provided by (used in)
   financing activities                   (31,859)     447,221      (27,168)     103,485
                                       -----------  -----------  -----------  -----------
  Net increase (decrease) in
   cash and equivalents                   (32,811)     243,104     (204,411)     127,833

CASH AND EQUIVALENTS, beginning of
 period                                    72,688       40,810      244,288      156,081
                                       -----------  -----------  -----------  -----------
CASH AND EQUIVALENTS, end of period   $    39,877  $   283,914  $    39,877  $   283,914
                                       ===========  ===========  ===========  ===========
Interest paid on a cash basis         $    96,289  $   413,579  $   544,142  $ 1,177,778
                                       ===========  ===========  ===========  ===========

                              NTS-PROPERTIES PLUS LTD.

                           NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1995 and 1994.

1. Mortgage and Notes Payable

   Mortgage and notes payable consist of the following:

                                              September 30,    December 31,
                                                  1995            1994

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by
   land and building                          $   722,649      $ 5,786,000

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by
   land                                            58,869          470,000

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by
   land and building                            1,158,075        9,240,000

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by
   land                                           156,245        1,270,000

   Note payable to a bank bearing
   interest at a fixed rate of 10.6%,
   due January 31, 1998, secured by
   land                                            42,738            --

   Mortgage payable to an insurance
   company, bearing interest at a
   fixed rate of 8.5%, due November
   15, 2005, secured by land and
   building                                     1,764,744        1,846,183
                                               ----------       ----------
                                              $ 3,903,320      $18,612,183
                                               ==========       ==========
2. Cash and Equivalents - Restricted

   Cash and equivalents - restricted at September 30, 1995 represents escrow funds which are to be released as capital expenditures, leasing commissions and tenant improvements are incurred at the properties owned by the Lakeshore/University II Joint Venture and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements.

3. Related Party Transactions

   Property management fees of $46,890 and $139,119 were paid to NTS Development Company, an affiliate of the general partner of the Partnership, during the nine months ended September 30, 1995 and 1994, respectively. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also, as permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $5,068 and $18,409 as a repair and maintenance fee during the nine months ended September 30, 1995 and 1994, respectively, and has capitalized this cost as part of land, buildings and amenities.

   As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.

                                    1995        1994

        Administrative           $ 88,244    $ 93,690
        Property Manager           30,898      89,259
        Leasing                    26,955      50,670
        Other                       3,049      13,165
                                  -------     -------
                                 $149,146    $246,784
                                  =======     =======

   Accounts payable - operations includes approximately $115,000 due NTS Development Company at September 30, 1995 and December 31, 1994, respectively.

4. Reclassification of 1994 Financial Statements

   Certain reclassifications have been made to the September 30 and December 31, 1994 financial statements to conform with the September 30, 1995 classifications. These reclassifications have no effect on previously reported operations.

5. Lakeshore/University II Joint Venture

   On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business





                          (continued next page)

   Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

               Property                        Contributing Owner

    Lakeshore Business Center             NTS-Properties IV and NTS-
    Phase I                               Properties V

    Lakeshore Business Center             NTS-Properties Plus Ltd.
    Phase II

    Undeveloped land adjacent to          NTS-Properties Plus Ltd.
    the Lakeshore Business Center
    development (known as Lakeshore
    III and outparcel building sites)

    Undeveloped land adjacent to the      NTS/Fort Lauderdale, Ltd.
    Lakeshore Business Center development
    (known as Tract 12)

    University Business Center Phase II   NTS-Properties V and NTS-
                                          Properties Plus Ltd.

    Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, NTS-Properties IV also contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 12% partnership interest in the joint venture.

    The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows.

6.  Commitments

    As of September 30, 1995, the L/U II Joint Venture had commitments for approximately $320,000 of tenant finish improvements and leasing costs. The commitments are the result of two new leases and three lease renewals. The square footage of these leases range from approximately 2,000 square feet to approximately 8,000 square feet, with lease terms ranging from three to five years. The Partnership's proportionate share of these commitments is approximately $40,000 or 12%. As of September 30, 1995, approximately $89,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $11,000 or 12%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership properties as of September 30 were as follows:

                                               1995           1994

Wholly-Owned Property

Lakeshore Business Center Phase II         See below (1)       78%
(See L/U II Joint Venture below)

Property owned in Joint Venture
with NTS-Properties V (ownership
% at September 30, 1995)

University Business Center Phase II        See below (1)      100%
(See L/U II Joint Venture below)

Property owned in Joint Venture
with NTS-Properties IV and NTS-
Properties VII, Ltd. (ownership
% at September 30, 1995)

Blankenbaker Business Center 1A (39%)           100%          100%

Properties owned through Lakeshore/
University II Joint Venture (L/U II
Joint Venture)(ownership % at September
30, 1995)

Lakeshore Business Center Phase I (12%)          87%           74% (2)

Lakeshore Business Center Phase II (12%)         73%     See above (1)

University Business Center Phase II (12%)       100%     See above (1)

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See page 12 for a discussion regarding the change.
(2) As of September 30, 1994, the Partnership did not have an interest in this property. See page 12 for a discussion regarding this change.

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1995 and 1994 was as follows:

                               Three Months Ended    Nine Months Ended
                                  September 30,         September 30,

                               1995        1994       1995       1994

Wholly-Owned Property

Lakeshore Business Center     N/A (1)    $328,139   $ 98,182   $966,487
Phase II (See L/U II Joint
Venture below)

Property owned in Joint
Venture with NTS-Properties
V (ownership % at September
30, 1995)

University Business Center    N/A (1)    $238,139   $ 82,123   $721,629
Phase II (See L/U II Joint
Venture below)

Property owned in Joint
Venture with NTS-Properties
IV and NTS-Properties VII,
Ltd. (ownership % at
September 30, 1995)

Blankenbaker Business Center  $ 91,646   $119,714   $271,618   $410,850
1A (39%)

Properties owned through
Lakeshore/University II
Joint Venture (L/U II Joint
Venture)(ownership % at
September 30, 1995)

Lakeshore Business Center     $ 35,861   N/A (2)    $ 94,267   N/A (2)
Phase I (12%)

Lakeshore Business Center     $ 37,355   N/A (3)    $103,034   N/A (3)
Phase II (12%)

University Business Center    $ 37,514   N/A (3)    $102,016   N/A (3)
Phase II (12%)

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. The Partnership's proportionate share of rental and other income for the three months ended September 30, 1995 is reflected below. See page 12 for a discussion regarding this change.
(2) During the three months and nine months ended September 30, 1994, the Partnership did not have an interest in this property. See page 12 for a discussion regarding the change which occurred during the first quarter of 1995.
(3) During the first quarter of 1995, the Partnership's ownership interest in this property changed. Rental and other income for the three months and nine months ended September 30, 1994 is reflected above. See page 12 for a discussion regarding this change.

The 5% decrease in occupancy at Lakeshore Business Center Phase II from September 30, 1994 to September 30, 1995 can be attributed to three tenant move-outs totalling approximately 7,200 square feet. Two of the move-outs, totalling approximately 5,800 square feet, represent tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease term due to bankruptcy. The write-off of accrued income connected with this lease was not significant. Partially offsetting the tenant move-outs are four new leases for a total of approximately 2,900 square feet. Average occupancy at Lakeshore Business Center Phase II increased for the nine months ended September 30 from 78%
(1994) to 79% (1995). Average occupancy decreased for the three month period from 78% (1994) to 77% (1995).

In cases of tenants abandoning the Premises, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical.

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased 64% of University Business Center Phase II. Of the total being sub-leased, 52% is being leased by a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the general partner of the Partnership. At this time, it is not known whether Philip Crosby Associates, Inc. or the sub-lessees will renew the current leases with the business center when the original lease expires in 1998.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau, Inc. signed a lease renewal and expansion. The renewal extended the current lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994.

The 13% increase in occupancy at Lakeshore Business Center Phase I from September 30, 1994 to September 30, 1995 can be attributed to 10 new leases totalling approximately 19,000 square feet, which includes approximately 3,000 square feet in expansions by two current tenants. Included in the new leases is a five-year approximately 4,800 square foot lease which commenced during the fourth quarter of 1994. The new leases and expansions are partially offset by three tenants, who occupied approximately 4,400 square feet, vacating at the end of the lease terms. Average occupancy increased from 73% (1994) to 84% (1995) for the three months ended September 30 and from 68% (1994) to 81% (1995) for the nine month period.

As of September 30, 1995, Lakeshore Business Center Phase I had approximately 6,000 square feet of additional space leased. It is anticipated that the tenants will take occupancy during the fourth quarter of 1995 improving the business center's occupancy to 93%.

As previously disclosed in the Partnership's Form 10-K for the year ended December 31, 1994, on August 16, 1994, Blankenbaker Business Center Joint Venture amended its joint venture agreement to admit NTS-Properties IV to the Joint Venture. In accordance with the Joint Venture Agreement, NTS-Properties IV contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000. The Partnership's interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. The respective percentage interests of NTS-Properties IV and NTS-Properties VII, Ltd. in the Joint Venture subsequent to these capital contributions are 30% and 31%.

On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership, NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

            Property                           Contributing Owner

Lakeshore Business Center Phase I       NTS-Properties IV and NTS-
                                        Properties V

Lakeshore Business Center Phase II      NTS-Properties Plus Ltd.

Undeveloped land adjacent to the        NTS-Properties Plus Ltd.
Lakeshore Business Center development
(known as Lakeshore III and outparcel
building sites)

Undeveloped land adjacent to the        NTS/Fort Lauderdale, Ltd.
Lakeshore Business Center development
(known as Tract 12)

University Business Center Phase II     NTS-Properties V and NTS-Properties
                                        Plus Ltd.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 12% partnership interest in the joint venture.

The general partner of the Partnership believes that the results of operations for the three months and nine months ended September 30, 1995 and 1994 are not comparable and therefore, a discussion comparing the results of operations is not included due to the fact that the Partnership's ownership interest in the Blankenbaker Business Center Joint Venture changed from 69% to 39% on August 16, 1994 as a result of capital contributions made by affiliates of the general partner of the Partnership (as discussed on pages 11 and 12). Comparisons of the results of operations between the 1995 and 1994 three month and nine month periods are also difficult because of the Partnership's investment in the L/U II Joint Venture (as discussed above). These changes in the Partnership's investments are permanent changes and will effect future results of operations.

Liquidity and Capital Resources

Cash (used in) provided by operations was $(277,681) and $341,958 for the nine months ended September 30, 1995 and 1994, respectively. The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

As of September 30, 1995, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,213,000, $5,749,000, $1,243,000,
$468,333 and $340,000. The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at September 30, 1995 was $1,158,075, $722,649, $156,245, $58,869 and $42,738, respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. As of September 30, 1995, approximately $87,000 remains to be escrowed of which the Partnership's proportionate share is $11,000. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,213,000, $5,749,000 and $1,243,000 notes are as follows:

    a) 12 monthly payments of $3,000 each, the first which was due at closing. The second through 12th payments are due on the first day of February through December 1995.
    b) 12 monthly payments of $12,000 each, commencing on January 1, 1996 through December 1, 1996.
    c) 13 monthly payments of $15,000 each, commencing on January 1, 1997 through January 1, 1998.
    d)      Balloon payment due at maturity on January 31, 1998.

As of September 30, 1995, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,571,876. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1995 is $1,764,744. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by (used in) investing activities also include an increase (decrease) in construction payables. Cash flows used in investing activities were funded by operating activities and capital contributions as discussed on pages 11 and 12. Cash flows provided by investing activities during the nine months ended September 30, 1994 were the result of a release from the funds escrowed for tenant finish improvements at Lakeshore Business Center Phase
II. Cash flows provided by investing activities in 1995 were the result of a release from the funds escrowed for tenant finish improvements at Lakeshore Business Center Phase II and a release from the funds escrowed for capital expenditures, leasing commissions and tenant finish improvements at the properties owned by the L/U II Joint Venture partially offset by deposits made to the L/U II Joint Venture escrow as required by the loan agreements (discussed on page 13). Cash flows used in financing activities are for loan costs and principal payments on mortgage and notes payable. Cash flows provided by investing activities are derived from increases in the Blankenbaker Business Center Joint Venture's debt level. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's (1995) and Blankenbaker Business Center Joint Venture's (1994) increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

In the next 12 months, the demand on future liquidity will increase as a result of cash requirements connected with the required principal payments of the L/U II Joint Venture's notes payable (as discussed on page 13) and as a result of the Blankenbaker Business Center Joint Venture's permanent financing obtained November 1994 (see page 13). The Partnership also expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I and II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations, cash reserves and the escrow funds as discussed on page 13 will be sufficient to meet the needs of the Partnership.

Due to the fact that no distributions were made for the nine months ended September 30, 1995 and 1994, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves and the escrow funds discussed on page 13.

As of September 30, 1995, the L/U II Joint Venture had commitments for approximately $321,000 of tenant finish improvements and leasing costs. The commitments are the result of two new leases and three lease renewals. The square footage of these leases range from approximately 2,000 square feet to approximately 8,000 square feet, with lease terms ranging from three to five years. The Partnership's proportionate share of these commitments is approximately $40,000 or 12%. As of September 30, 1995, approximately $89,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $11,000 or 12%. The Partnership had no other material commitments for renovations or capital improvements at September 30, 1995.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1995 in the land held for development is approximately $97,000. The Joint Venture intends to hold the property until the market for undeveloped land improves in the Ft. Lauderdale, Florida area.

Historically, extremely weak economic conditions in Ft. Lauderdale, Florida caused low occupancy levels at Lakeshore Business Center Phases I and II.
In an effort to continue to improve the occupancy at the business center, the Partnership has an on-site leasing agent, an employee of NTS Development Company, an affiliate of the general partner of the Partnership, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff.

Leases at the Partnership's properties provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. Leases at the Partnership's properties also provide for rent escalations which are based upon increases in the consumer price index. These lease provisions should protect the Partnership's operations from the impact of inflation and changing prices.

PART II.  OTHER INFORMATION

l.  Legal Proceedings

    None

2.  Changes in Securities

    None

3.  Defaults upon Senior Securities

    None

4.  Submission of Matters to a Vote of Security Holders

    None

5.  Other Information

    None

6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit 27. Financial Data Schedule.

    (b)  Reports on Form 8-K:

         There were no Form 8-K reports filed for the three months ended September 30, 1995.

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties Plus Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NTS-PROPERTIES PLUS LTD.
                                        (Registrant)


                                   By:  NTS-Properties Plus Associates
                                        By:  NTS Capital Corporation,
                                             General Partner

                                             /s/ John W. Hampton
                                             John W. Hampton
                                             Senior Vice President



Date:  November 10, 1995