Form 10-K
period 1995-12-31
NTS PROPERTIES PLUS LTD
filed 1996-03-29
CIK 818089

X
  (Mark One)

         X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended    December 31, 1995

                                           OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ___       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           For the transition period from ______   to ______

                         Commission file number 0-18952

                            NTS-PROPERTIES PLUS LTD.
            (Exact name of a registrant as specified in its charter)

             Florida                                        61-1126478
             --------                                     --------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

10172 Linn Station Road
Louisville, Kentucky                                         40223
----------------------------------------                   ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (502) 426-4800 Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES  X         NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 47
Total Pages: 51

                                TABLE OF CONTENTS
                                -----------------




                                                                        Pages
                                                                        -----


                                     PART I

Items 1 and 2     Business and Properties                                3-15
Item 3            Legal Proceedings                                        15
Item 4            Submission of Matters to a Vote of Security
                   Holders                                                 15


                                     PART II

Item 5            Market for the Registrant's Limited Partnership
                   Interests and Related Partner Matters                   16
Item 6            Selected Financial Data                                  17
Item 7            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        18-29
Item 8            Financial Statements and Supplementary Data           30-43
Item 9            Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                  44


                                    PART III

Item 10           Directors and Executive Officers of the
                   Registrant                                              44
Item 11           Management Remuneration and Transactions                 45
Item 12           Security Ownership of Certain Beneficial
                   Owners and Management                                   45
Item 13           Certain Relationships and Related
                   Transactions                                         45-56


                                     PART IV

Item 14           Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                              47-50


Signatures                                                               51

                                     PART I

Items 1. and 2.  Business and Properties

General
-------

NTS-Properties Plus Ltd. (the "Partnership") is a limited partnership which was organized under the laws of the State of Florida on April 30, 1987. The general partner is NTS-Properties Plus Associates (a Kentucky limited partnership). As of December 31, 1995 the Partnership owned the following properties:

      - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky. NTS-Properties Plus Ltd. contributed the completed building to the joint venture between the Partnership and NTS-Properties VII, Ltd., an affiliate of the general partner of the Partnership. It had previously acquired the completed building from an affiliate of the Partnership. In 1994, NTS-Properties IV., Ltd. ("NTS-Properties IV") an affiliate of the general partner of the Partnership, was admitted as a partner to the joint venture. The Partnership's percentage interest in the joint venture was 39% at December 31, 1995.

      - A joint venture interest in the Lakeshore/University II Joint Venture (L/U II Joint Venture). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties IV, NTS-Properties V and NTS/Ft. Lauderdale, Ltd., affiliates of the general partner of the Partnership. The Partnership's percentage interest in the joint venture was 12% at December 31, 1995. A description of the properties owned by the L/U II Joint Venture appears below:

          - Lakeshore Business Center Phase I - a business center with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

          - Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

          - University Business Center Phase II - a business center with approximately 78,000 net rentable first floor (office and service) and second floor office square feet and approximately 10,000 net rentable mezzanine square feet located in Orlando, Florida, acquired complete by the joint venture.

          - Outparcel Building Sites - approximately 6.2 acres of undeveloped land adjacent to the Lakeshore Business Center development, which is zoned for commercial development.

The joint ventures in which the Partnership is a partner has a fee title interest in the above properties. The General Partner believes that the Partnership's properties are adequately covered by insurance.

Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties VII, Ltd. and NTS-Properties IV, is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1995 was $4,500,239. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1995 is $1,736,192. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

-------------------

The properties owned by the L/U II Joint Venture, a joint venture between the Partnership, NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., are encumbered by notes payable to banks as follows:

      Note Balance
       At 12/31/95                  Encumbered Property
       -----------                  -------------------

       $9,204,000                   Lakeshore Business Center Phase II
       $5,740,000                   University Business Center Phase II
       $1,234,000                   Outparcel building sites (3.8 acres)
       $  468,333                   Outparcel building sites (3.8 acres)
       $  340,000                   Outparcel building sites (2.4 acres)

The notes are recorded as liabilities of the Joint Venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at December 31, 1995 was $1,156,943, $721,518, $155,114, $58,869, and
$42,738, respectively. All notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,204,000, $1,234,000 and $5,740,000 notes are as follows:

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

A mortgage has been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000 in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the L/U II Joint Venture. Lakeshore Business Center Phase I was contributed to the joint venture free and clear of any mortgage liens.

For a further discussion regarding the terms of the debt financings see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

     Subsequent to December 31, 1995, the L/U II Joint Venture submitted an application with an insurance company for $17.4 million of debt financing. The proceeds from the loan will be used to pay off the Joint Venture's current debt financings of approximately $16.9 million. The remaining proceeds will be used to fund Joint Venture tenant finish improvements, leasing costs and loan closing costs. The Joint Venture anticipates that the financing will be completed during mid-1996.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves and the escrow funds which are described below.

-------------------

As of December 31, 1995, the L/U II Joint Venture had commitments for approximately $200,000 of tenant finish improvements and leasing costs. The commitments are the result of an 8,200 square foot new lease and a 7,100 square foot lease renewal. Both leases are for a period of five years. The Partnership's proportionate share of these commitments is approximately $24,000 or 12%. As of December 31, 1995, approximately $130,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $16,000 or 12%.

As of December 31, 1995, the L/U II Joint Venture also had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase II. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December
2000). The Partnership's proportionate share of net commitment ($200,000 less $92,000) is approximately $13,000 or 12%.

Subsequent to December 31, 1995, a new six-year lease was signed at Lakeshore Business Center Phase II for approximately 7,000 square feet. As a result of the new lease, the L/U II Joint Venture has a commitment for approximately $105,000 of tenant finish improvements of which the Partnership's proportionate share is $13,000 or 12%.

The Partnership had no other material commitments for renovations or capital improvements at December 31, 1995.

On January 20, 1995, the Partnership entered into debt refinancing agreements with the banks that hold the following notes:

           Note Balance
            at 01/20/95                       Encumbered Property
            -----------                       -------------------

            $9,240,000                Lakeshore Business Center Phase II
            $1,270,000                Outparcel building sites (3.8 acres)
            $  468,333                Outparcel building sites (3.8 acres)
            $5,776,000                University Business Center Phase II

The debt refinancing agreements extended the maturity date of all notes to January 31, 1998 and interest was fixed at 10.6%. In accordance with the debt refinancing agreements, principal payments required on the $9,240,000, $1,270,000 and $5,776,000 notes are as follows:

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

The debt refinancings were concluded in conjunction with the formation of the Lakeshore/University II Joint Venture. For a discussion regarding the new joint venture, see pages 12 and 13.

-------------------

The Partnership is engaged solely in the business of developing, constructing, owning and operating commercial real estate, although the Partnership may also develop apartment complexes and retail centers. A presentation of information concerning industry segments is not applicable.

The current business of the Partnership is consistent with the original purpose of the Partnership which was to acquire, directly or by joint venture, unimproved or partially improved land, to construct and develop thereon business and commercial centers, business parks, industrial and office buildings, apartment complexes and/or retail centers, and to own and operate the completed properties. The original purpose of the Partnership also includes the ability by the Partnership to invest in fully improved properties, either directly or by joint venture. The Partnership's properties are in a condition suitable for their intended use.

The Partnership intends to hold the Joint Venture interests until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives, or it appears that such objectives will not be met. In deciding whether to sell a Joint Venture interest, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months. Additionally, the outparcel building sites owned by the L/U II Joint Venture are being marketed for sale. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

Blankenbaker Business Center 1A
-------------------------------

Prudential Service Bureau, Inc. has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which excludes the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all space leased as of December 31, 1995 was $7.48. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. Prudential Service Bureau, Inc. is a professional service- oriented organization which deals in insurance claim processing. The occupancy level at the business center as of December 31, 1995, 1994 and 1993, 1992 and 1991 was 100%.

The following table contains approximate data concerning the lease in effect on December 31, 1995:

Major Tenant:

                                                       Current Base
                                      Sq. Ft. and      Annual Rental
                                       % of Net       and % of Gross
                         Year of       Rentable         Base Annual      Renewal
       Name            Expiration      Area(1)            Rental         Options
       ----            ----------      -------            ------         -------


Prudential Service
 Bureau, Inc.             2005      48,463 (100%)    $752,787 (100%)     None

(1)   Rentable area includes only ground floor square feet.

Lakeshore Business Center Phase I
---------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $7.71 to $12.01 per square foot for first floor office space, $5.69 to $7.50 per square foot for first floor service space and $8.75 to $11.93 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1995 was $9.96. Space is ordinarily leased for between one and eight years with the majority of current square footage being leased for a term of five years. Current leases expire between 1996 and 2000. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1995, there were 35 tenants leasing office space (first and second floor) and service space aggregating approximately 95,069 square feet of rentable area. The tenants who occupy
Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include healthcare services, financial services and management offices for both a cellular communications chain and a soft drink company. One tenant leases more than 10% of Lakeshore Business Center Phase I's rentable area: U. S. Homecare Infusion Therapy Products of Florida (11.7%). The occupancy levels at the business center as of December 31 were 92% (1995), 80% (1994), 58% (1993), 55%
(1992) and 52% (1991). The Partnership acquired an interest in this property as a result of its capital contribution to the L/U II Joint Venture as discussed on pages 12 and 13.

The following table contains approximate data concerning the leases in effect on December 31, 1995.

Major Tenant:
                                                   Current Base
                                  Sq. Ft. and      Annual Rental
                                    % of Net      and % of Gross
                       Year of      Rentable        Base Annual        Renewal
       Name          Expiration       Area            Rental           Options
       ----          ----------       ----            ------           -------

U.S. Homecare
 Infusion Therapy
 Products of
 Florida                1998     12,081 (11.7%)  $135,912 (14.3%)        (1)

Other Tenants:

                                                   Current Base
                                  Sq. Ft. and      Annual Rental
                                    % of Net      and % of Gross
      No. of          Year of       Rentable        Base Annual        Renewal
      Tenants        Expiration       Area            Rental           Options
      -------        ----------       ----            ------           -------

         8              1996     13,153 (12.7%)  $129,384 (13.7%)       (2)
         8              1997     16,249 (15.7%)  $153,120 (16.1%)   2 Two-Year
         7              1998     12,960 (12.7%)  $125,736 (13.4%)   None
         7              1999     32,400 (31.4%)  $330,240 (34.8%)   4 Three-Year
         4              2000      8,226 ( 7.9%)  $ 72,756 ( 7.7%)   2 Three-Year

(1)   Tenant has option to renew its lease for an unspecified period of time.
(2)   1 Two-Year and 1 Three-Year.

Lakeshore Business Center Phase II
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $8.84 to $14.00 per square foot for first floor office space, $6.52 per square foot for first floor service space and $9.50 to $14.95 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1995 was $11.19. Space is ordinarily leased for between one and ten years with the majority of current square footage being

----------------------------------------------

leased for a term of five years. Current leases expire between 1996 and 2000. Three leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1995, there were 18 tenants leasing office space (first and second floor) and service space aggregating approximately 68,425 square feet of rentable area (1). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include healthcare services, insurance, business machine sales and management offices for the Florida state lottery. One tenant leases more than 10% of Lakeshore Business Center Phase II's rentable area: Kimberly Home Health Care, Inc. (10.4%). The occupancy levels at the business center as of December 31 were 72%
(1995), 78% (1994), 75% (1993), 84% (1992) and 71% (1991).

The following table contains approximate data concerning the leases in effect on December 31, 1995:

Major Tenant:

                                                   Current Base
                                 Sq. Ft. and       Annual Rental
                                  % of Net        and % of Gross
                    Year of       Rentable          Base Annual       Renewal
       Name       Expiration       Area               Rental          Options
      -------     ----------   --------------    ----------------    ---------
Kimberly Home
 Health Care,
 Inc.                1997      10,132 (10.4%)    $120,636 (15.8%)    None

Other Tenants:

                                                   Current Base
                                 Sq. Ft. and       Annual Rental
                                   % of Net       and % of Gross
      No. of       Year of        Rentable          Base Annual       Renewal
      Tenants     Expiration        Area              Rental          Options
      -------     ----------   --------------    ----------------    ---------
         2           1996       6,930 ( 7.1%)    $ 85,500 (11.2%)    None
         4           1997      18,121 (18.7%)    $198,366 (25.9%)    None
         4           1998      16,007 (16.4%)    $164,464 (21.5%)    (2)
         2           1999       3,962 ( 4.1%)    $ 39,292 ( 5.2%)    None
         5           2000      13,273 (13.7%)    $157,630 (20.6%)    None

(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.
(2)   1 Two-Year and 2 Three-Year.

University Business Center Phase II
-----------------------------------

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. The annual base rent, which does not include the cost of utilities, is $13.00 per square foot for first floor office space, $8.50 per square foot for first floor service space, $14.00 per square foot for second floor office space and $13.00 per square foot for mezzanine office space. The average base annual rental for all types of space leased as of December 31, 1995 was $12.43. The lease term is for seven years and expires in 1998. Philip Crosby Associates, Inc. is a professional service oriented organization which specializes in quality control seminars. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 1995, 1994, 1993, 1992 and 1991 was 100%.

-----------------------------------------------

The following table contains approximate data concerning the lease in effect as of December 31, 1995:

Major Tenant:

                                                  Current Base
                               Sq. Ft. and        Annual Rental
                                % of Net         and % of Gross
                  Year of       Rentable           Base Annual         Renewal
       Name     Expiration      Area (1)             Rental            Options
       ----     ----------   --------------     ----------------     ---------

Philip Crosby
 Associates,
 Inc.              1998       75,975 (100%)    $1,072,920 (100%)     1 Five-Year

(1) Rentable area includes only first floor (office and service) square feet and second floor office square feet.

Additional operating data regarding the Partnerships properties is furnished in the following table.

                                       Federal      Realty      Annual
                                     Tax Basis    Tax Rate   Realty Taxes
                                     ---------    --------   ------------
Property Owned in Joint
Venture with NTS-
Properties IV and NTS-
Properties VII, Ltd.
--------------------

Blankenbaker Business
Center 1A                          $ 7,365,545    $.011410       $ 66,685

Properties Owned thorough
Lakeshore/University II
Joint Venture (L/U II
Joint Venture
-------------

Lakeshore Business Center
Phase I                             10,021,413     .027197        138,990

Lakeshore Business Center
Phase II                            11,999,046     .027197        128,497

University Business
Center Phase II                      7,104,723     .023212        106,191

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 for amenities. The estimated realty taxes on planned renovations, primarily tenant improvements, is not be material.

See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.) for explanations regarding the fluctuations of income and occupancy at the Partnership's properties.

Investment in Joint Ventures
----------------------------

Blankenbaker Business Center Joint Venture - On December 28, 1990, the Partnership entered into a joint venture agreement with NTS-Properties VII, Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the general partner. The use of the parking lot is a provision of the tenants' lease agreements with the business center. On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture. The terms of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the Real Property and Parking Lot and the sale and/or collection of any evidences of indebtedness received in connection therewith;

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     December 31, 2030.

In 1990 when the Joint Venture was originally formed, NTS-Properties VII, Ltd. contributed $450,000 which was used for additional tenant improvements to the business center and $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. The Partnership contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. For a further discussion regarding the permanent financing, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

On April 28, 1994, the Joint Venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the Prudential lease renewal and expansion. For a further discussion of the lease renewal and expansion, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). The $1,100,000 note bore interest at the Prime Rate + 1 1/2%. In order for the Joint Venture to obtain the $4,800,000 of permanent financing discussed above, it was necessary for the Joint Venture to seek an additional Joint Venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. See the following paragraph for information regarding the new joint venture partner. The $1,100,000 note was retired in August 1994. This resulted in the Joint Venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. With this expansion, Prudential now occupies 100% of the business center. The Partnership was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for the project. NTS-Properties IV was willing to participate in

----------------------------------------

the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. The Partnership agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the Joint Venture were calculated with the admission of NTS-Properties IV. No future contributions are anticipated as of December 31, 1995.

In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional capital contributions. The value of the Joint Venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference between the value of the Joint Venture's assets and the value at which they were carried on the books of the Joint Venture was allocated to the Partnership and NTS-Properties VII, Ltd. in determining each Joint Venture partner's percentage interest.

The Partnership's interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions by NTS-Properties IV and NTS- Properties VII, Ltd. The respective percentage interests of NTS-Properties IV and
NTS-Properties VII, Ltd. in the Joint Venture subsequent to these capital contributions are 30% and 31%.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interests. The term Net Cash Flow for any period shall mean the excess, if any, of (A) the sum of (i) the gross receipts of the Joint Venture Property for such period, other than capital contributions, plus (ii) any funds released by the Partners from previously established reserves (referred to in clause (B)(iv) below), over (B) the sum of
(i) all cash operating expenses paid by the Joint Venture Property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture Property and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property as established by the Partners; provided, however, that the amounts referred to in (B)(i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 39% at December 31, 1995.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1995.

NTS University Boulevard Joint Venture - On January 3, 1989, the Partnership entered into a joint venture agreement with NTS-Properties V to develop, construct, own and operate Phase II of the University Business Center development in Orlando, Florida.

NTS-Properties V contributed land valued at $1,460,000 and the Partnership contributed development and carrying costs of approximately $8 million. In connection with the construction of University Business Center Phase I,

----------------------------------------

NTS-Properties V incurred the cost of developing certain common areas which are used by both University Business Center Phase I and Phase II. In 1989, the Partnership paid approximately $747,000 to NTS-Properties V for Phase II's share of the common area costs. During the second quarter of 1994, NTS-Properties V made an approximately $79,000 capital contribution to the Joint Venture. The capital contribution raised NTS-Properties V's ownership interest percentage from 16% to 17% and reduced the Partnership's ownership percentage from 84% to 83%. The contribution was made to fund a portion of the Joint Venture's operating costs. On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed L/U II Joint Venture. See below for a discussion of the Lakeshore/University II Joint Venture.

Lakeshore/University II Joint Venture - On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS- Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

               Property                                Contributing Owner
               --------                                ------------------

      Lakeshore Business Center Phase I            NTS-Properties IV and NTS-
                                                   Properties V

      Lakeshore Business Center Phase II           NTS-Properties Plus Ltd.

      Undeveloped land adjacent to the             NTS-Properties Plus Ltd.
      Lakeshore Business Center
      development (3.8 acres)

      Undeveloped land adjacent to the             NTS/Fort Lauderdale, Ltd.
      Lakeshore Business Center
      development (2.4 acres)

      University Business Center Phase II          NTS-Properties V and NTS-
                                                   Properties Plus Ltd.

The term of the Joint Venture shall continued until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the Real Property and the sale and/or collection of any evidences of indebtedness received in connection therewith;

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)    December 31, 2030.

----------------------------------------

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

The properties of the L/U II Joint Venture are encumbered by notes payable to banks as follows:

              Note Balance
              at 12/31/95                        Encumbered Property
              -----------                        -------------------

               $9,204,000                Lakeshore Business Center Phase II
               $5,740,000                University Business Center Phase II
               $1,234,000                Outparcel building sites (3.8 acres)
               $  468,333                Outparcel building sites (3.8 acres)
               $  340,000                Outparcel building sites (2.4 acres)

The notes are recorded as liabilities of the Joint Venture. The Partnership's proportionate interest in the notes at December 31, 1995 is $2,135,182 ($1,156,943, $721,518, $155,114, $58,869 and $42,738). The notes bear a fixed interest rate of 10.6% and are due January 31, 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for a further discussion regarding the terms of the debt financings.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interest. The term Net Cash Flow means the excess, if any, of (A) the sum of (i) the gross receipts of the Joint Venture Properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B)(iv) below), over (B) the sum of (i) all cash operating expenses paid by the Joint Venture during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture and (iv) reserves for contingent liabilities and future expenses of the Joint Venture, as established by the Partners; provided, however, that the amounts referred to in (B)(i), (ii) and
(iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 12% at December 31, 1995.

The Partnership had no liability for funding losses of the joint venture as of December 31, 1995.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1995, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Plus Associates, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Plus Associates. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received $59,849 for the year ended December 31, 1995. The fee is equal to 6% of gross revenues from the Partnership's properties.

In addition, the management agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of the Property Manager in connection with the operation of the properties, including the cost of goods and materials used for and on behalf of the Partnership, and to reimburse the Property Manager for the salaries, commissions, fringe benefits, and related employment expenses of on-site personnel.

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1995, the Management Agreement is still in effect.

Conflict of Interest
--------------------

Because the principals of the general partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arm's length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently,

--------------------------------

in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification by the Partnership of the General Partner for liability resulting from errors in judgment or certain acts or omissions. The general partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future, in addition to those existing properties which may compete directly or indirectly.

NTS Development Company, the Property Manager and an affiliate of the general partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60 days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the general partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to Vote of a Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 1,093 limited partners as of February 29, 1996. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1995 financial statements.

No distributions were paid during 1995, 1994 or 1993. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 1995, 1994 or 1993, the table which presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis has been omitted.




Item 6.  Selected Financial Data

For the years ended December 31, 1995, 1994, 1993, 1992 and 1991.


                                               1995               1994               1993               1992               1991
                                           ------------       ------------       ------------       ------------       ------------

Total revenue                              $    955,654       $  2,722,728       $  2,756,319       $  2,780,543       $  2,505,417

Total expenses                               (1,341,884)        (4,525,894)        (4,510,386)        (7,315,266)        (4,623,331)
                                           ------------       ------------       ------------       ------------       ------------

Net loss                                   $   (386,230)      $ (1,803,166)      $ (1,754,067)      $ (4,534,723)      $ (2,117,914)
                                           ============       ============       ============       ============       ============

Net income (loss)
 allocated to:
 General partner                           $     (3,862)      $    (18,032)      $    (17,541)      $    (45,347)      $    (21,179)
 Limited partners                          $   (382,368)      $ (1,785,134)      $ (1,736,526)      $ (4,489,376)      $ (2,096,735)

Net income (loss) per
limited partnership unit                   $      (0.56)      $      (2.60)      $      (2.53)      $      (6.55)      $      (3.06)

Weighted average number
 of limited partnership
 units                                          685,647            685,647            685,647            685,647            685,647

Cumulative net income
(loss) allocated to:
  General partner                          $   (120,713)      $   (116,851)      $    (98,819)      $    (81,278)      $    (35,931)
  Limited partners                         $(11,950,641)      $(11,568,273)      $ (9,783,139)      $ (8,046,613)      $ (3,557,237)

Cumulative taxable income
 (loss) allocated to:
  General partner                          $    (51,054)      $    (48,829)      $    (45,647)      $    (53,928)      $    (40,911)
  Limited partners                         $ (6,244,619)      $ (6,088,037)      $ (5,487,478)      $ (5,165,445)      $ (3,957,054)

Distributions declared:
 General partner                           $       --         $       --         $       --         $       --         $      2,078
 Limited partners                          $       --         $       --         $       --         $       --         $    205,694

Cumulative distributions
 declared:
  General partner                          $     20,592       $     20,592       $     20,592       $     20,592       $     20,592
  Limited partners                         $  2,038,520       $  2,038,520       $  2,038,520       $  2,038,520       $  2,038,520

At year end:
Land, buildings and
 amenities                                 $  1,254,828       $ 14,902,218       $ 18,078,427       $ 19,560,454       $ 21,114,341

Total assets                               $  1,720,292       $ 17,507,720       $ 20,972,344       $ 22,627,262       $ 26,909,794

Mortgage and notes
 payable                                   $  3,871,374       $ 18,612,183       $ 20,511,450       $ 20,715,318       $ 20,316,532


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The occupancy levels at the Partnership properties as of December 31 were as follows:


                                       Percentage
                                        Ownership
                                            at
                                         12/31/95       1995     1994     1993
                                         --------       ----     ----     ----

Wholly-owned Property
---------------------

Lakeshore Business Center Phase II            N/A         See
                                              (1)       below
                                                          (1)      78%     75%

Property owned in Joint Venture
with NTS-Properties V
---------------------

University Business Center Phase II           N/A        See
                                              (1)      below
                                                         (1)     100%    100%

Property owned in Joint Venture
with NTS-Properties IV and NTS-
Properties VII, Ltd.
--------------------

Blankenbaker Business Center 1A               39%       100%     100%    100%

Properties owned through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center Phase I             12%        92%      80%     58%
                                                                  (2)     (2)

Lakeshore Business Center Phase II            12%        72%      See     See
                                                                above   above
                                                                  (1)     (1)

University Business Center Phase II           12%       100%      See     See
                                                                above   above
                                                                  (1)     (1)

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See pages 20 and 21 for a discussion regarding this change.
(2) As of December 31, 1994 and 1993, the Partnership did not have an interest in this property. See pages 20 and 21 for a discussion regarding this change.

---------------------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1995, 1994 and 1993 were as follows:


                             Percentage
                             Ownership
                            at 12/31/95       1995        1994          1993
                            -----------    ----------  -----------   -----------

Wholly-owned Property
---------------------

Lakeshore Business Center
Phase II                          N/A     $   98,182    $1,259,257   $1,221,550
                                                 (1)

Property owned in Joint
Venture with NTS-
Properties V
------------

University Business
Center II                         N/A     $   82,183    $  959,948   $  964,826
                                                (1)

Property owned in Joint
Venture with NTS-
Properties IV and NTS-
Properties VII, Ltd.
--------------------

Blankenbaker Business
Center 1A                         39%     $  363,172    $  497,566   $  564,649

Properties owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture
-------------

Lakeshore Business Center
Phase I                           12%     $  135,055       N/A (2)      N/A (2)


Lakeshore Business Center
Phase II                          12%     $  135,324       N/A (3)      N/A (3)


University Business
Center Phase II                   12%     $  139,477       N/A (3)      N/A (3)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to December 31, 1995 is reflected below (see L/U II Joint Venture). See pages 20 and 21 for a discussion regarding this change.
(2) During 1994 and 1993, the Partnership did not have an interest in this property. See pages 20 and 21 for a discussion regarding the change which occurred during the first quarter of 1995.
(3) During the first quarter of 1995, the Partnership's ownership interest in this property changed. Rental and other income for 1994 and 1993 is reflected above. See pages 20 and 21 for a discussion regarding this change.

---------------------------------

On August 16, 1994, Blankenbaker Business Center Joint Venture amended its joint venture agreement to admit NTS-Properties IV to the Joint Venture. In accordance with the Joint Venture Agreement, NTS-Properties IV contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000. Additional capital was needed by the Blankenbaker Business Center Joint Venture to fund the tenant finish and leasing costs connected with the project discussed in the following paragraph. However, the Partnership was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for the project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. The general partner of the Partnership agreed to this admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS- Properties VII, Ltd. with the knowledge that the Partnership's joint venture interest would, as a result, decrease.

The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential Service Bureau, Inc. ("Prudential"). The lease was a result of winning a competitive request for proposals issued by Prudential as it approached a decision regarding where it would locate its expanding Louisville operations following the expiration of its lease at Blankenbaker Business Center 1A. To meet the needs of the tenant, the lease expanded Prudential's leased space by approximately 15,000 square feet and extended its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential now occupies 100% of the business center (approximately 101,000 square feet). The tenant finish and leasing costs connected with the lease renewal and expansion were approximately $1.4 million.

In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional capital contributions. The value of the Joint Venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference between the value of the Joint Venture's assets and the value at which they were carried on the books of the Joint Venture was allocated to the Partnership and NTS-Properties VII, Ltd. in determining each Joint Venture partner's percentage interest.

The Partnership's interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions by NTS-Properties IV and NTS- Properties VII, Ltd. The respective percentage interests of NTS-Properties IV and
NTS-Properties VII, Ltd. in the Joint Venture subsequent to these capital contributions are 30% and 31%.

On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership, NTS- Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts adjacent to the Lakeshore Business Center Development.

---------------------------------

The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

          Property                                         Owner
          --------                                         -----

Lakeshore Business Center Phase I           NTS-Properties IV and NTS-
                                            Properties V

Lakeshore Business Center Phase II          NTS-Properties Plus Ltd.

Undeveloped land adjacent to the            NTS-Properties Plus Ltd.
Lakeshore Business Center development
(3.8 acres)

Undeveloped land adjacent to the            NTS/Fort Lauderdale, Ltd.
Lakeshore Business Center development
(2.4 acres)

University Business Center Phase II         NTS-Properties V and NTS-Properties
                                            Plus Ltd.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages have been recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 12% partnership interest in the joint venture.

The general partner of the Partnership believes that the results of operations for 1995 and 1994 are not comparable and therefore, a discussion comparing the results of operations for these periods is not included due to the fact that the Partnership's ownership interest in the Blankenbaker Business Center Joint Venture changed from 69% to 39% on August 16, 1994 as a result of capital contributions made by affiliates of the general partner of the Partnership (as discussed on page 19). Comparisons of the results of operations between 1995 and 1994 are also difficult because of the Partnership's investment in the L/U II Joint Venture (as discussed above). These changes in the Partnership's investments are permanent changes and will effect future results of operations.

Discussions regarding the change in occupancy levels from 1994 to 1995 and from 1993 to 1994 along with a discussion comparing the results of operations from 1994 to 1993 follows.

The 6% decrease in year-ending occupancy at Lakeshore Business Center Phase II from 1994 to 1995 can be attributed to four tenant move-outs totalling approximately 9,600 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,800 square feet, represent tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. The

---------------------------------

fourth tenant, who occupied approximately 2,400 square feet, vacated the premises prior to the end of the lease term but is continuing to pay rent through the end of the lease term. Partially offsetting the tenant move- outs are six new leases for a total of approximately 9,700 square feet. Average occupancy at Lakeshore Business Center Phase II decreased from 78% (1994) to 76%
(1995).

Subsequent to December 31, 1995, a new six-year lease was signed at Lakeshore Business Center Phase II for approximately 7,000 square feet. The tenant is expected to take occupancy during the second quarter of 1996. With this new lease, the buildings occupancy will increase to 79%.

Lakeshore Business Center Phase II's year-ending occupancy increased 3% from 1993 to 1994. The increase in occupancy can be attributed to three new leases for a total of approximately 10,000 square feet, an expansion of approximately 1,900 square feet by a current tenant and the fact that the business center's leasing office was relocated from Lakeshore Business Center Phase I (previously owned by a joint venture between NTS-Properties IV and NTS-Properties V, affiliates of the general partner) to an approximately 1,200 square foot suite in Lakeshore Business Center Phase II. The increases in occupancy are partially offset by an approximately 4,700 square foot downsizing by a current tenant. In accordance with the lease agreement, the tenant paid the Partnership a total of approximately $48,500 during the second and third quarters of 1994 to compensate the Partnership for lost rents and undepreciated renovation costs (recorded as lease buyout income). The increases in occupancy are also partially offset by an approximately 2,300 square foot move-out by a tenant who vacated before the end of the lease term, but continued to make rental payments through the end of the lease term. There was no write-off of accrued income in connection with this lease. Additionally, the increases in occupancy are partially offset by an approximately 3,600 square foot move-out by a tenant who vacated and ceased making rental payments in breach of the lease agreement. Accrued income associated with this lease of approximately $17,000 was written off as uncollectible after it was determined that there was no possible collection. The accrued income which was written off is attributed to the straight-line method of accounting for rental income. Average occupancy at Lakeshore Business Center Phase II increased from 75% in 1993 to 78% in 1994.

Rental and other income at Lakeshore Business Center Phase II increased from 1993 to 1994 as a result of the increase in average occupancy, a decrease in the provision for doubtful accounts, an increase in lease buyout income and an increase in common area expense reimbursements. Tenants reimburse the Partnership for common area expenses as a part of the lease agreement. The increase in rental and other income at Lakeshore Business Center Phase II from 1993 to 1994 is partially offset by the accrued income write-off of approximately $17,000 (as discussed above) and a decrease in rental rates.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased approximately 50,000 square feet (or 64%) of University Business Center Phase II. Of the total being sub-leased, approximately 41,000 square feet (or 52%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase
I). Prior to December 31, 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33 month lease with the L/U II Joint Venture for the approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance in 1996, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period beginning January 1996. At this time, it is not known whether Philip Crosby Associates, Inc. or the other sub-lessee will renew the current lease with the business center when the

---------------------------------

original lease expires in 1998. In August 1990, the tenant paid an $80,000 security deposit which was to be returned three years from the date of occupancy. The security deposit plus interest was returned to Philip Crosby Associates, Inc. in April 1994.

The decrease in rental and other income at University Business Center Phase II from 1993 to 1994 is due to a decrease in common area expense reimbursements. The tenant reimburses the Partnership for common area expenses as a part of the lease agreement. The decrease in rental and other income at University Business Center Phase II from 1993 to 1994 is partially offset by a rent escalation which is based on changes in the consumer price index.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau, Inc. signed a lease renewal and expansion. The renewal extends the current lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994. See page 20 for a further discussion of the lease renewal and expansion. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income decreased from 1993 to 1994 as a result of the Partnership's decreased ownership in the Blankenbaker Business Center Joint Venture. (See page 20 for a discussion regarding the change in ownership.)

The 12% increase in year-ending occupancy at Lakeshore Business Center Phase I from 1994 to 1995 can be attributed to 11 new leases, totalling approximately 19,000 square feet which includes approximately 6,400 square feet in expansions by two current tenants. The new leases and expansion are partially offset by four tenant move-outs, who vacated at the end of the lease terms, totalling approximately 6,100 square feet. Average occupancy increased from 70% (1994) to 84% (1995).

During January 1996, Lakeshore Business Center Phase I's occupancy increased to 98% as a result of approximately 6,400 square feet of expansions by two current tenants.

The 22% increase in year-ending occupancy at Lakeshore Business Center Phase I from 1993 to 1994 can be attributed to 12 new leases totalling approximately 32,700 square feet which includes approximately 3,100 square feet in expansions by three current tenants. Included in the new leases is a five-year, approximately 9,400 square foot lease which commenced during the second quarter of 1994 and a five-year, approximately 6,400 square foot lease which commenced during the third quarter of 1994. The new leases and expansions are partially offset by an approximately 1,200 square foot downsizing by an existing tenant and four tenants, who occupied approximately 7,300 square feet, vacating at the end of the lease terms. In addition to the move-outs and downsizing, the business center's leasing office of approximately 1,500 square feet was relocated to Lakeshore Business Center Phase II. The leasing office was relocated in order to accommodate an approximately 9,400 square foot new lease. Average occupancy at Lakeshore Business Center Phase I increased from 56% (1993) to 70% (1994).

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical.

Interest and other income includes interest earned from short-term investments made by the Partnership with excess cash. The increase in interest income from 1993 to 1994 is the result of an increase in cash available for investment.

---------------------------------

Operating expenses increased from 1993 to 1994 as a result of increased exterior painting costs at University Business Center Phase II, increased snow removal costs at Blankenbaker Business Center 1A and increased repair and maintenance costs at Lakeshore Business Center Phase II and University Business Center Phase
II. The increases in operating expenses are partially offset by decreased landscaping costs at Lakeshore Business Center Phase II and University Business Center Phase II. The increase in operating expenses from 1993 to 1994 is net of the decrease caused by the Partnership's decreased ownership in the Blankenbaker Business Center Joint Venture. (See page 20 for a discussion regarding the change in ownership.)

Operating expenses - affiliated increased from 1993 to 1994 as a result of increased leasing costs. The increase in operating expenses - affiliated from 1993 to 1994 is net of the decrease caused by the Partnership's decreased ownership in the Blankenbaker Business Center Joint Venture. (See page 20 for a discussion regarding the change in ownership.) Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1994 write-off of unamortized tenant improvements is primarily a result of the lease renewal and expansion of Prudential Service Bureau, Inc., the tenant which occupies 100% of Blankenbaker Business Center 1A. As a condition of the lease renewal and expansion, it was agreed that the area into which the tenant expanded would be renovated. Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovations, it is sometimes necessary to replace improvements which had not been fully depreciated. This results in a write-off of unamortized tenant improvements.

The 1993 write-off of unamortized tenant improvements is the result of an approximately 3,400 square foot lease renewal plus an additional 2,000 square foot expansion by a current tenant at Lakeshore Business Center Phase II.

Amortization of capitalized leasing costs represents the amortization of various costs which were capitalized during the initial leasing and start-up period of University Business Center Phase II. The amortization of these costs commenced when Philip Crosby Associates, Inc. occupied the building in April 1991. Amortization of capitalized leasing costs was fairly constant from 1993 to 1994.

The increase in interest expense from 1993 to 1994 is a result of increases in the Prime Rate from 6% at December 31, 1993 to 8.5% at December 31, 1994. The increase in interest expense is also a result of interest incurred in 1994 due to the non-payment of the 1993 real estate taxes associated with University Business Center Phase II, Lakeshore Business Center Phase II and land adjacent to the Lakeshore Business Center development by the March 31, 1994 due date. The University Business Center Phase II's taxes plus interest were paid during the second quarter of 1994. The 1993 real estate taxes associated with Lakeshore Business Center Phase II and land adjacent to the Lakeshore Business Center development were paid subsequent to December 31, 1994. The increase in interest expense from 1993 to 1994 is net of the decrease caused by the Partnership's decreased ownership in the Blankenbaker Business Center Joint Venture. (See page 20 for a discussion regarding the change in ownership.) See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

---------------------------------

Management fees are calculated based on cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations between periods are not consistent with the fluctuations of management fee expense.

The increase in real estate taxes from 1993 to 1994 is the result of additional taxes being expensed in 1994 for the 1993 taxes of University Business Center
Phase II, Lakeshore Business Center Phase II and the land adjacent to the Lakeshore Business Center development. The Partnership was unable to take
advantage  of  available   discounts  due  to  the  cash   requirements  of  the
Partnership. Real estate taxes for Blankenbaker Business Center 1A remained fairly constant. The increase in real estate taxes from 1993 to 1994 is also due to an increase in the 1994 property tax assessment for University Business Center Phase II. The increase in real estate taxes from 1993 to 1994 is net of the decrease caused by the Partnership's decreased ownership in the Blankenbaker Business Center Joint Venture. (See page 20 for a discussion regarding the change in ownership.)

The decrease in professional and administrative expenses from 1993 to 1994 is due to a decrease in outside legal costs and loan fees. In 1993, loan fees were paid to extend the maturity date of the $9,240,000, $1,270,000 and $470,000 (balances as of December 31, 1994) notes payable from December 31, 1992 to February 17, 1993. There was no similar expense in 1994. The decrease in professional and administrative expenses from 1993 to 1994 is partially offset by the write-off of unamortized loan costs which were associated with the Blankenbaker Business Center Joint Venture's notes payable. The loan fees were expensed due to the fact that the notes were retired during 1994.

Professional and administrative expenses - affiliated remained fairly constant from 1993 to 1994. Professional and administrative expenses affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in depreciation and amortization from 1993 to 1994 is a result of a portion of organizational and start up costs having become fully amortized during the fourth quarter of 1993 and a portion of Lakeshore Business Center Phase II's tenant finish assets having become fully depreciated. These decreases are partially offset by depreciation on new tenant finish improvements at Blankenbaker Business Center 1A and Lakeshore Business Center Phase II and by the amortization of additional loan costs incurred in connection with extending the maturity dates of the Partnership's notes payable. The decrease in depreciation and amortization from 1993 to 1994 is net of the decrease caused by the Partnership's decreased ownership in Blankenbaker Business Center Joint Venture. (See page 20 for a discussion regarding the change in ownership.) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $6,900,000.

Capital Resources and Liquidity
-------------------------------

Cash (used in) provided by operations was $(242,385) (1995), $402,028 (1994) and $640,167 (1993). The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of December 31) were $36,269, $244,288 and $156,081 at December 31, 1995, 1994 and 1993, respectively.

-------------------------------------------

On January 20, 1995, the Partnership entered into debt refinancing agreements with the banks that held the following notes:

        Note Balance
        at 01/20/95                        Encumbered Property
        -----------                        -------------------

         $9,240,000                 Lakeshore Business Center Phase II
          1,270,000                 Outparcel building sites (3.8 acres)
            468,333                 Outparcel building sites (3.8 acres)
          5,776,000                 University Business Center Phase II

The debt refinancing agreements extended the maturity date of all notes to January 31, 1998 and interest was fixed at 10.6%. In accordance with the debt refinancing agreements, principal payments required on the $9,240,000, $1,270,000 and $5,776,000 notes are as follows:

        a) 12 monthly payments of $3,000 each , the first of which was due at closing. The second through 12th payments are due on the first day of February through December 1995.
        b) 12 monthly payments of $12,000 each, commencing on January 1, 1996 through December 1, 1996.
        c) 13 monthly payments of $15,000 each, commencing on January 1, 1997 through January 1, 1998.
        d)  Balloon payment due at maturity on January 31, 1998.

The debt refinancing was concluded in conjunction with the formation of the Lakeshore/University II Joint Venture. For a discussion regarding the new joint venture, see pages 20 and 21.

As of December 31, 1995, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,204,000, $5,740,000, $1,234,000, $468,333 and
$340,000. The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at December 31, 1995 was $1,156,943, $721,518, $155,114, $58,869 and $42,738,
respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. As of December 31, 1995, the Joint Venture had met this funding requirement. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. See the discussion above regarding principal payments required on the $9,204,000, $5,740,000 and $1,234,000 notes.

     Subsequent to December 31, 1995, the L/U II Joint Venture submitted an application with an insurance company for $17.4 million of debt financing. The proceeds from the loan will be used to pay off the Joint Venture's current debt financings of approximately $16.9 million. The remaining proceeds will be used to fund Joint Venture tenant finish improvements, leasing costs and loan closing costs. The Joint Venture anticipates that the financing will be completed during mid-1996.

As of December 31, 1995, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,500,239. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1995 is $1,736,192. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

-------------------------------------------

The majority of the Partnership's 1995 cash flows was derived from the use of cash reserves. The majority of the Partnership's 1994 and 1993 cash flow was derived from operating activities. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering.

The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by (used in) investing activities also include an increase (decrease) in construction payables. Cash flows used in investing activities were funded by cash flow from operating activities and capital contributions (as discussed on pages 20 and 21). Cash flows provided by investing activities in 1994 and 1993 were the result of a release from the funds escrowed for tenant finish improvements at Lakeshore Business Center Phase
II. Cash flows provided by investing activities in 1995 were also the result of a release from the funds escrowed for capital expenditures, leasing commissions and tenant finish improvements at the properties owned by the L/U II Joint Venture partially offset by deposits made to the L/U II Joint Venture escrow as required by the loan agreements (discussed on page 26). Cash flows used in investing activities (1993) also include cash which was escrowed for tenant improvements at Lakeshore Business Center Phase II as required by a July 1993 loan extension agreement. Cash flows provided by financing activities are derived from increases in the Partnership's debt level (1993) and the Blankenbaker Business Center Joint Venture's debt level (1994). Cash flows used in financing activities are for loan costs and principal payments on mortgage and notes payable. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's (1995) and Blankenbaker Business Center Joint Venture's (1994) increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by- line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

In the next 12 months, the demand on future liquidity will increase as a result of cash requirements connected with the required principal payments of the L/U II Joint Venture's notes payable (as discussed on page 26) and as a result of the Blankenbaker Business Center Joint Venture's permanent financing obtained November 1994 (see page 26). The Partnership also expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I and II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations, cash reserves and the escrow funds as discussed on page 26 will be sufficient to meet the needs of the Partnership.

Due to the fact that no distributions were made during 1995, 1994 or 1993, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

At December 31, 1995, none of the Partnership's properties were in the construction stage.

-------------------------------------------

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves and the escrow funds which are described on page 26.

As of December 31, 1995, the L/U II Joint Venture had commitments for approximately $200,000 of tenant finish improvements and leasing costs. The commitments are the result of an 8,200 square foot new lease and a 7,100 square foot lease renewal. Both leases are for a period of five years. The Partnership's proportionate share of these commitments is approximately $24,000 or 12%. As of December 31, 1995, approximately $130,000 had been incurred toward these commitments, of which the Partnership's proportionate share is approximately $16,000 or 12%.

As of December 31, 1995, the L/U II Joint Venture also had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Busienss Center Phase II. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December
2000). The Partnership's proportionate share of net commitment ($200,000 less $92,000) is approximately $13,000 or 12%.

Subsequent to December 31, 1995, a new six-year lease was signed at Lakeshore Busienss Center Phase II for approximately 7,000 square feet. As a result of the new lease, the L/U II Joint Venture has a commitment for approximately $105,000 of tenant finish improvements of which the Partnership's proportionate share is $13,000 or 12%.

The Partnership had no other material commitments for renovations or capital improvements at December 31, 1995.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1995 in the land held for development is approximately $97,000. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

Historically, extremely weak economic conditions in Ft. Lauderdale, Florida have caused the low occupancy levels at Lakeshore Business Center Phases I and II. In the opinion of the general partner, leasing activity is improving in this part of Florida. In an effort to continue to improve the occupancy at Lakeshore Business Center Phases I and II, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the general partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations of University Business Center Phase II are handled by a leasing agent, an employee of NTS Development Company, located at the University Business Center development.

-------------------------------------------

Leases at the Partnership's properties provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. Leases at the Partnership's properties also provide for rent increases which are based upon increases in the consumer price index. These lease provisions should protect the Partnership's operations from the impact of inflation and changing prices.

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To NTS-Properties Plus Ltd:

We have audited the accompanying balance sheets of NTS-Properties Plus Ltd. (a Florida limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties Plus Ltd. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 48 through 50 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 14, 1996




                            NTS-PROPERTIES PLUS LTD.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994




                                                     1995              1994
                                                 -------------     -------------

ASSETS

Cash and equivalents                             $     36,269      $    244,288
Cash and equivalents - restricted                      17,438            19,077
Accounts receivable, net of allowance
 for doubtful accounts of $6,224 (1995)
 and $10,553 (1994)                                   105,122           792,375
Land, buildings and amenities, net                  1,254,828        14,902,218
Land held for development                              96,949         1,090,000
Deferred leasing commissions                          166,071           373,201
Organizational and start-up costs, net                  1,357             4,221
Other assets                                           42,258            82,340
                                                 ------------      ------------

                                                 $  1,720,292      $ 17,507,720
                                                 ============      ============

LIABILITIES AND PARTNERS' EQUITY

Mortgage and notes payable                       $  3,871,374      $ 18,612,183
Accounts payable - operations                         165,270           302,233
Accounts payable - construction                        14,257            68,782
Security deposits                                      12,030            26,506
Other liabilities                                       8,287           462,712
                                                  ------------      -----------

                                                    4,071,218        19,472,416

Partners' equity                                   (2,350,926)       (1,964,696)
                                                 ------------      ------------

                                                 $  1,720,292      $ 17,507,720
                                                 ============      ============


The accompanying notes to financial statements are an integral part of these statements.




                                                      NTS-PROPERTIES PLUS LTD.

                                                      STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                            1995                    1994                    1993
                                                                        -----------             -----------             -----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $3,133 (1995),
  $-0- (1994) and $21,832 (1993)                                        $   950,567             $ 2,712,113             $ 2,747,261
 Interest and other income                                                    5,087                  10,615                   9,058
                                                                        -----------             -----------             -----------

                                                                            955,654               2,722,728               2,756,319

Expenses:
 Operating expenses                                                         143,083                 417,653                 387,483
 Operating expenses - affiliated                                             59,801                 195,659                 187,470
 Write-off of unamortized tenant
  improvements                                                                 --                    58,341                  31,063
 Amortization of capitalized leasing
  costs                                                                       8,938                  42,002                  42,385
 Interest expense                                                           507,675               1,597,816               1,416,188
 Management fees                                                             59,849                 180,332                 181,000
 Real estate taxes                                                           98,903                 308,727                 300,096
 Professional and administrative
  expenses                                                                   52,487                  81,262                  93,360
 Professional and administrative
  expenses - affiliated                                                     101,543                 100,632                  98,220
 Depreciation and amortization                                              309,604               1,543,470               1,773,121
                                                                        -----------             -----------             -----------

                                                                          1,341,883               4,525,894               4,510,386
                                                                        -----------             -----------             -----------

Net loss                                                                $  (386,230)            $(1,803,166)            $(1,754,067)
                                                                        ===========             ===========             ===========

Net loss allocated to the limited
 partners                                                               $  (382,368)            $(1,785,134)            $(1,736,526)
                                                                        ===========             ===========             ===========


Net loss per limited partnership
 unit                                                                   $     (0.56)            $     (2.60)            $     (2.53)
                                                                        ===========             ===========             ===========

Weighted average number of limited
 partnership units                                                          685,647                 685,647                 685,647
                                                                        ===========             ===========             ===========


The accompanying notes to financial statements are an integral part of these statements.



                                                      NTS-PROPERTIES PLUS LTD.

                                                   STATEMENTS OF PARTNERS' EQUITY

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                         Limited          General
                                                         Partners        Partners         Total
                                                       -----------     -----------     -----------
Balances at December 31, 1992                          $ 1,694,307     $  (101,770)    $ 1,592,537

 Net loss                                               (1,736,526)        (17,541)     (1,754,067)
                                                       -----------     -----------     -----------

Balances at December 31, 1993                              (42,219)       (119,311)       (161,530)

 Net loss                                               (1,785,134)        (18,032)     (1,803,166)
                                                       -----------     -----------     -----------

Balances at December 31, 1994                           (1,827,353)       (137,343)     (1,964,696)

 Net loss                                                 (382,368)         (3,862)       (386,230)
                                                       -----------     -----------     -----------

Balances at December 31, 1995                          $(2,209,721)    $  (141,205)    $(2,350,926)
                                                        ===========    ===========     ===========


The accompanying notes to financial statements are an integral part of these statements.



                                                      NTS-PROPERTIES PLUS LTD.

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                1995                  1994                  1993
                                                                            -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $  (386,230)          $(1,803,166)          $(1,754,067)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Provision for doubtful accounts                                                 3,133                  --                  21,832
  Write-off of unamortized tenant improvements                                     --                  58,341                31,063
  Amortization of capitalized leasing costs                                       8,938                42,002                42,385
  Depreciation and amortization                                                 309,604             1,543,470             1,773,121
  Changes in assets and liabilities:
   Cash and equivalents - restricted                                             (8,383)               (7,332)                 --
   Accounts receivable                                                           57,132               267,896               243,247
   Deferred leasing commissions                                                  23,719               (79,410)               57,684
   Other assets                                                                   2,919               (54,880)                 (129)
   Accounts payable - operations                                                 19,466               280,163                 4,022
   Security deposits                                                              1,897               (62,894)                 (812)
   Other liabilities                                                            (36,919)              217,838               221,821
                                                                            -----------           -----------           -----------

  Net cash provided by (used in) operating
   activities                                                                    (4,724)              402,028               640,167
                                                                            -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
(Additions to) decreases in land, buildings,
 amenities and land held for development                                       (101,298)             (484,806)             (165,267)
Increase in cash and equivalents - restricted                                   (25,471)                 --                (100,000)
Decrease in cash and equivalents - restricted                                    35,491                88,255                  --
Increase (decrease) in accounts payable -
 construction                                                                   (52,895)              (27,330)               77,986
                                                                            -----------           -----------           -----------

  Net cash used in investing activities                                        (144,173)             (423,881)             (187,281)
                                                                            -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to organizational and start-up costs                                     --                  (2,963)                 --
Principal payments on mortgage and notes
 payable                                                                       (135,233)           (2,455,479)             (220,455)
Increase in mortgage and notes payable                                             --               2,008,503                16,587
Capital contribution by a joint venture partner                                  94,275               595,975                  --
Additions to loan costs                                                         (18,164)              (35,976)             (100,490)
                                                                            -----------           -----------           -----------

  Net cash provided by (used in) financing
   activities                                                                   (59,122)              110,060              (304,358)
                                                                            -----------           -----------           -----------

  Net increase (decrease) in cash and
   equivalents                                                                 (208,019)               88,207               148,528

CASH AND EQUIVALENTS, beginning of year                                         244,288               156,081                 7,553
                                                                            -----------           -----------           -----------

CASH AND EQUIVALENTS, end of year                                           $    36,269           $   244,288           $   156,081
                                                                            ===========           ===========           ===========

Interest paid on a cash basis                                               $   639,167           $ 1,577,136           $ 1,411,718
                                                                            ===========           ===========           ===========

The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS LTD.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     Significant Accounting Policies
       -------------------------------

       A)  Organization
           ------------

           NTS-Properties Plus Ltd. (the "Partnership") is a limited partnership organized under the laws of the State of Florida on April 30, 1987. The general partner is NTS-Properties Plus Associates (a Kentucky limited partnership). The Partnership is in the business of developing, constructing, owning and operating commercial real estate.

       B)  Properties
           ----------

           The Partnership owns and operates the following properties:

           - A 39% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located on approximately 5.2 acres of land in Louisville, Kentucky.

           -    A 12% joint  venture  interest  in the  Lakeshore/University  II
                Joint Venture. A description of the properties owned by the Joint Venture appears below:

                - Lakeshore Business Center Phase I - a business center with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida.

                - Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

                - University Business Center Phase II - a business center with approximately 78,000 net rentable first floor (office and service) and second floor office square feet and approximately 10,000 net rentable mezzanine square feet located in Orlando, Florida.

                - Outparcel Building Sites - approximately 6.2 acres of undeveloped land adjacent to the Lakeshore Business Center development which is zoned for commercial development.

       C)  Allocation of Net Income (Loss) and Cash Distributions
           ------------------------------------------------------

           Pre-Termination Date Net Cash Receipts and Interim Net Cash Receipts, as defined in the partnership agreement and which are made available for distribution, will be distributed 99% to the limited partners and 1% to the general partner.

           Net operating income shall be allocated to the limited partners and the general partner in proportion to their respective cash distributions. Net operating income in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the general partner until the limited partners have received cash

       -------------------------------------------

       C)  Allocation of Net Income (Loss) and Cash Distributions - Continued
           ------------------------------------------------------------------

           distributions from all sources equal to their original capital; (3) the balance, 90% to the limited partners and 10% to the general partner. Net operating losses shall be allocated 99% to the limited partners and 1% to the general partner.

       D)  Tax Status
           ----------

           The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

           A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:


                                         1995           1994            1993
                                     ----------     -----------     -----------

           Net loss                 $  (386,230)    $(1,803 166)    $(1,754,067)

           Items handled
            differently for tax
            purposes:
           Write-off of
            unamortized tenant
            finish improvements          (8,328)        (83,565)        (67,656)
           Allowance for doubtful
            accounts                      2,015         (11,739)         21,832
           Depreciation and
            amortization                174,563         963,035       1,231,928
           Capitalized leasing
            costs                         5,065          41,693          41,323
           Rental income                 54,108         290,001         212,888
                                      ----------     -----------     -----------

           Taxable loss                (158,807)    $  (603,741)    $  (313,752)
                                      ==========     ===========     ===========

       E)  Use of Estimates in the Preparation of Financial Statements
           -----------------------------------------------------------

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       F)  Joint Venture Accounting
           ------------------------

           The Partnership has adopted the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions have been eliminated in consolidation.

       -------------------------------------------

       G)  Cash and Equivalents - Restricted
           ---------------------------------

           Cash and equivalents - restricted represents escrow funds which are to be released as capital expenditures, leasing commissions and tenant improvements are incurred at the properties owned by the Lakeshore/University II Joint Venture and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements.

       H)  Basis of Property and Depreciation
           ----------------------------------

           Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements and 5 - 30 years for amenities.

           In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership is required to adopt the Statement no later than January 1, 1996, although earlier implementation is permitted. The Statement is required to be applied prospectively for assets to be held and used. The initial application of the Statement to assets held for disposal is required to be
           reported  as  the  cumulative   effect  of  a  change  in  accounting
           principle.

           The Partnership plans to adopt the Statement as of January 1, 1996. Based on a preliminary review, the Partnership does not anticipate that any material adjustments will be required.

       I)  Capitalized Leasing Costs
           -------------------------

           The Partnership has capitalized certain costs associated with the initial leasing of the properties. These costs are being amortized over a five year period.

       J)  Organizational and Start-up Costs
           ---------------------------------

           Organizational costs are expenses incidental to the creation of the Partnership and joint ventures such as legal and accounting fees. Start-up costs are partnership administration expenses which are capitalized until the Partnership acquires its first property for development and construction. Organizational costs are amortized over a five-year period beginning when investors' funds are released from escrow. Start-up costs are amortized over a five-year period beginning when the first property is acquired.

       K)  Rental Income and Deferred Leasing Commissions
           ----------------------------------------------

           Certain of the Partnership's lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totalled $107,413 and $762,683 as of December 31, 1995 and 1994, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

       -------------------------------------------

       L)  Statements of Cash Flows
           ------------------------

           For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       M)  Reclassification of 1994 and 1993 Financial Statements
           ------------------------------------------------------

           Certain reclassifications have been made to the December 31, 1994 and 1993 financial statements to conform with December 31, 1995 classifications. These classifications have no effect on previously reported operations.

2.     Concentration of Credit Risk
       ----------------------------

       NTS-Properties Plus Ltd. has a joint venture investment in commercial properties in Kentucky (Louisville) and Florida (Orlando and Ft. Lauderdale). Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space. The Kentucky property is occupied by one tenant.

3.     Investment in Joint Ventures
       ----------------------------

       A)  NTS University Boulevard Joint Venture
           --------------------------------------

           In January 1989, the Partnership entered into a joint venture agreement with NTS-Properties V, a Maryland limited partnership, an affiliate of the general partner of the Partnership, to develop University Business Center Phase II, an approximately 78,000 square foot business center, in Orlando, Florida. NTS-Properties V contributed land valued at $1,460,000 and the Partnership contributed development and carrying costs of approximately $8 million. During the second quarter of 1994, NTS-Properties V made an approximately $79,000 capital contribution to the Joint Venture. The capital contribution increased NTS-Properties V's ownership interest percentage from 16% to 17% and reduced the Partnership's ownership percentage from 84% to 83%. The contribution was made to fund a portion of the Joint Venture's operating costs. The net income or net loss is allocated each calendar quarter based upon the respective partnership's contribution. The Partnership's ownership share of University Business Center Phase II was 83% prior to its contribution to the Lakeshore/University II Joint Venture. The Partnership's share of the Joint Venture's net operating income was $12,946 (1995), $143,953 (1994) and $171,391 (1993).

           On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed Lakeshore/University II (L/U II) Joint Venture. For a further discussion see Note 3C to the Partnership's 1995 financial statements.

       B)  Blankenbaker Business Center Joint Venture
           ------------------------------------------

           On December 28, 1990 the Partnership entered into a Joint Venture agreement with NTS-Properties VII, Ltd., an affiliate of the general partner of the Partnership, to complete the development of Blankenbaker Business Center 1A. The Partnership contributed Blankenbaker Business Center 1A together with improvements and

       ----------------------------------------

       B)  Blankenbaker Business Center Joint Venture - Continued
           ------------------------------------------------------

           personal  property  (Real  Property)  to the  capital  of  the  Joint
           Venture, subject to mortgage indebtedness in the amount of $4,715,000. The agreed upon net fair market value of the Partnership's capital contribution is $1,700,000, being the appraised value of the Real Property ($6,415,000) reduced by the $4,715,000 mortgage. NTS-Properties VII, Ltd. contributed $450,000 which was used for additional tenant improvements to the Real Property and made a capital contribution to the Joint Venture of $325,000 to purchase a
           2.49 acre parking lot that was being leased from an affiliate of the general partner as described in NTS- Properties Plus Ltd.'s Prospectus. NTS-Properties Plus Ltd. transferred to the Joint Venture its option to purchase the parking lot, and the Joint Venture exercised its option. The use of the parking lot is a provision of the tenant's lease agreement with the business center. By purchasing the parking lot, the Joint Venture's annual operating expenses were reduced approximately $35,000. The purchase price of the parking lot was determined by an independent appraisal.

           On August 16, 1994, the Blankenbaker Business Center Joint Venture amended its joint venture agreement to admit NTS-Properties IV (an affiliate of the general partner of the Partnership) to the Joint Venture. In accordance with the Joint Venture Agreement, NTS-Properties IV contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000. Additional capital was needed by the Blankenbaker Business Center Joint Venture to fund the tenant finish and leasing costs connected with the project discussed in the following paragraph. However, the Partnership was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for the project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd. the capital necessary with respect to the project. The general partner of the Partnership agreed to this admission of NTS- Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that the Partnership's joint venture interest would, as a result, decrease.

           The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential Service Bureau, Inc. ("Prudential"). The lease expands Prudential's leased space by approximately 15,000 square feet and extends its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential now occupies 100% of the business center (approximately 101,000 square feet). The tenant finish and leasing costs connected with the lease renewal and expansion were approximately $1.4 million.

           In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional capital contributions. The value of the Joint Venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference

       ----------------------------------------

       B)  Blankenbaker Business Center Joint Venture - Continued
           ------------------------------------------------------

           between the value of the Joint Venture's assets and the value at which they were carried on the books of the Joint Venture has been allocated to the Partnership and NTS-Properties VII, Ltd. in determining each Joint Venture partner's percentage interest.

           The Partnership's interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. The respective percentage interests of NTS-Properties IV and NTS-Properties VII, Ltd. in the Joint Venture subsequent to these capital contributions are 30% and 31%.

           Net income or loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 39% at December 31, 1995. The Partnership's share of the Joint Venture's net operating loss was $79,234 (1995), $302,899
           (1994) and $256,432 (1993).

       C)  Lakeshore/University II Joint Venture
           -------------------------------------

           On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts adjacent to the Lakeshore Business Center Development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

           Property (Net Asset Contributed)                  Owner
           --------------------------------                  -----

           Lakeshore Business Center              NTS-Properties IV and NTS-
           Phase I ($6,249,667)                   Properties V

           Lakeshore Business Center              NTS-Properties Plus Ltd.
           Phase II (-$1,023,535)

           Undeveloped land adjacent to the       NTS-Properties Plus Ltd.
           Lakeshore Business Center
           development (3.8 acres)(-$670,709)

           Undeveloped land adjacent to the       NTS/Fort Lauderdale, Ltd.
           Lakeshore Business Center
           development (2.4 acres) ($27,104)

           University Business Center             NTS-Properties V and NTS-
           Phase II ($953,236)                    Properties Plus Ltd.

           Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II joint venture. Mortgages have been recorded on Lakeshore
           Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture. In

       ----------------------------------------

       C)  Lakeshore/University II Joint Venture - Continued
           -------------------------------------------------

           addition to the above, NTS-Properties IV also contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 12% at December 31, 1995. The Partnership's share of the joint ventures net operating loss was $155,457 in 1995.

4.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                                    1995              1994
                                                 -----------      -----------

         Land and improvements                   $ 1,847,061      $ 6,260,269
         Buildings and improvements                1,690,674       14,456,717
         Amenities                                     8,306            6,712
                                                  ----------       ----------

                                                   3,546,041       20,723,698

         Less accumulated depreciation             2,291,213        5,821,480
                                                  ----------       ----------

                                                 $ 1,254,828      $14,902,218
                                                  ==========       ==========

5.     Land Held for Development
       -------------------------

       Land held for development at December 31, 1995 represents the Partnership's proportionate share of approximately 6.2 acres of land owned by the L/U II Joint Venture which is adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

       Land held for development at December 31, 1994 represents a 3.8 acre parcel of land adjacent to the Lakeshore Business Center development which the Partnership acquired on October 15, 1990. On January 23, 1995, the Partnership contributed this land held to the L/U II Joint Venture. See Note 3C of the Partnership's 1995 financial statements for a further discussion of the L/U II Joint Venture.

6.     Mortgage and Notes Payable
       --------------------------

       Mortgage and notes payable as of December 31 consist of the following:

                                                           1995          1994
                                                       -----------   -----------
       Note  payable to a bank bearing  interest
       at a fixed rate of 10.6%,  due January
       31, 1998, secured by land and building
                                                       $   721,518   $ 5,786,000
       Note payable to a bank bearing interest
       at a fixed rate of 10.6%, due January
       31, 1998, secured by land                            58,869       470,000

       Note payable to a bank bearing interest
       at a fixed rate of 10.6%, due January
       31, 1998, secured by land and building
                                                         1,156,943     9,240,000
       Note payable to a bank bearing interest
       at a fixed rate of 10.6%, due January
       31, 1998, secured by land                           155,114     1,270,000

                              (continued next page)

    --------------------------------------

                                                           1995          1994
                                                       -----------   -----------
    Note payable to a bank bearing interest
    at a fixed rate of 10.6%, due January
    31, 1998, secured by land                          $    42,738   $    --

    Mortgage payable to an insurance
    company, bearing interest at a fixed
    rate of 8.5%, due November 15, 2005,
    secured by land and building                         1,736,192     1,846,183
                                                        ----------    ----------
                                                       $ 3,871,374   $18,612,183
                                                        ==========    ==========

       Scheduled maturities of debt are as follows:

       For the Years Ended December 31,                      Amount
       --------------------------------                    ---------
                             1996                        $   170,895
                             1997                            194,776
                             1998                          2,151,116
                             1999                            150,323
                             2000                            163,610
                          Thereafter                       1,040,654
                                                           ---------

                                                         $ 3,871,374
                                                           =========

       Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $4,400,000.

7.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1995:

       For the Years Ended December 31,                      Amount
       --------------------------------                    ---------
                       1996                              $   586,541
                       1997                                  550,574
                       1998                                  436,685
                       1999                                  351,808
                       2000                                  318,684
                    Thereafter                             1,347,332
                                                           ---------

                                                         $ 3,591,624
                                                          ==========

8.     Related Party Transactions
       --------------------------

       Property management fees of $59,849 (1995),  $180,332 (1994) and $181,000
       (1993) were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $6,446 and $21,607 as a repair and maintenance fee during the years ended December 31, 1995 and 1994, respectively, and has capitalized this cost as part of land, buildings and amenities.

       --------------------------------------

       As permitted by the partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1995, 1994 and 1993. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities:


                                  1995               1994              1993
                                --------           --------          --------

       Administrative           $110,191           $125,031          $120,181
       Leasing                    17,194             60,213            56,158
       Property manager           38,675            116,074           115,228
       Other                       2,482             14,624            13,391
                                 -------            -------           -------

                                $168,542           $315,942          $304,958
                                 =======            =======           =======

       Accounts  payable  -  operations  includes   approximately  $113,000  and
       $115,000 due NTS Development Company at December 31, 1995 and 1994, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Because the Partnership is a limited partnership, and not a corporation, it has no directors or officers as such. Management of the Partnership is the responsibility of the general partner, NTS-Properties Plus Associates. The Partnership has entered into a management contract with NTS Development Company, an affiliate of the general partner, to provide property management services.

The general partners of NTS-Properties Plus Associates are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 54) is the managing general partner of NTS-Properties Plus Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

Richard L. Good
---------------

Mr. Good (age 56) President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard L. Good and John W. Hampton:

John W. Hampton
---------------

Mr. Hampton (age 46) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.  Management Remuneration and Transactions

The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company or an affiliate. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specified projects. NTS
Development  Company  provides certain other services to the  Partnerships.  See
Note 8 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1995, 1994 and 1993.

The general partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The general partner is NTS-Properties Plus Associates, a Kentucky Limited Partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the general partner and their total respective interests in NTS-Properties Plus Associates are as follows:

        J. D. Nichols
        10172 Linn Station Road                                  30.10%
        Louisville, Kentucky 40223

        NTS Capital Corporation
        10172 Linn Station Road                                   9.95%
        Louisville, Kentucky 40223

        Richard L. Good                                          10.00%
        10172 Linn Station Road
        Louisville, Kentucky  40223

The remaining 49.95% interests are owned by various limited partners of NTS-Properties Plus Associates.

Item 13.  Certain Relationships and Related Transactions

Property management fees of $59,849 (1995),  $180,332 (1994) and $181,000 (1993)
were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $6,446 and $21,607 as a repair and maintenance fee during the year ended December 31, 1995 and 1994, respectively, and has capitalized this cost as part of land, buildings and amenities.

As permitted by the partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1995, 1994 and 1993. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities:


                            1995               1994              1993
                          --------           --------          --------

Administrative            $110,191           $125,031          $120,181
Leasing                     17,194             60,213            56,158
Property manager            38,675            116,074           115,228
Other                        2,482             14,624            13,391
                           -------            -------           -------

                          $168,542           $315,942          $304,958
                           =======            =======           =======

Accounts payable - operations includes approximately $113,000 and $115,000 due NTS Development at December 31, 1995 and 1994, respectively.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.      Financial statements

        The financial statements for the years ended December 31, 1995, 1994 and 1993, together with the report of Arthur Andersen LLP dated February 14, 1996 appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

         Schedules                                           Page No.
         ---------                                           --------

        III - Real Estate and Accumulated Depreciation       48 - 50

        All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3.      Exhibits

        Exhibit No.                                         Page No.
        -----------                                         --------

               3.        Amended and Restated                  *
                         Agreement and Certificate
                         of Limited Partnership of
                         NTS-Properties Plus Ltd., a
                         Florida limited partnership

              10.        Property Management and               *
                         Construction Agreement between
                         NTS Development Company and
                         NTS-Properties Plus Ltd.

              27.        Financial Data Schedule          Included
                                                          herewith

        * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration statements on Form S-11 on July 1, 1987 (effective June 24, 1988) under Commission File No. 33-15475.

4.      Reports on Form 8-K

        There were no reports on Form 8-K for the quarter ended December 31, 1995.




                                          NTS-PROPERTIES PLUS LTD.

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                          AS OF DECEMBER 31, 1995




                                                                Lakeshore                University
                                                                 Business                 Business                 Blankenbaker
                                                                  Center                   Center                    Business
                                                                 Phase II                 Phase II                   Center 1A
                                                                 --------                 --------                   ---------
Encumbrances                                                           (A)                        (A)                        (B)

Initial cost to partnership:
  Land                                                        $  3,690,531               $  1,817,916               $  1,613,251
  Buildings and improvements                                     7,066,267                  3,472,794                  4,414,277

Cost capitalized subsequent to
 acquisition
  Improvements                                                   1,229,182                  1,695,478                    770,481
  Other                                                        (10,704,480)(C)             (4,959,565)(C)             (4,970,766)(D)

  Carrying costs                                                      --                         --                         --

Gross amount at which carried
 December 31, 1995:
  Land                                                        $    373,900               $    273,340               $    862,361
  Buildings and improvements                                       907,600                  1,753,283                    964,882
                                                              ------------               ------------               ------------

  Total                                                       $  1,281,500               $  2,026,623               $  1,827,243
                                                              ============               ============               ============

Accumulated depreciation                                      $    491,707               $    329,462               $    916,966
                                                              ============               ============               ============

Date of construction                                                   N/A                      12/90                        N/A

Date Acquired                                                        10/90                        N/A                      12/89

Life at which depreciation in
 latest income statement is
 computed                                                              (E)                        (E)                        (E)


(A)     First mortgage held by a bank.
(B)     First mortgage held by an insurance company.
(C) Represents NTS-Properties Plus Ltd.'s decreased interest in Lakeshore Business Center Phase II and University Business Center Phase II as a result of NTS-Properties Plus Ltd.'s contribution of its interest in these properties to the Lakeshore/University II Joint Venture in 1995.
(D) Represents NTS-Properties Plus Ltd.'s decreased interest in Blankenbaker Business Center 1A as a result of NTS-Properties Plus Ltd.'s contribution of Blankenbaker Business Center 1A to the Blankenbaker Business Center Joint Venture in 1990 and as a result of capital contributions made by the Partnership and NTS-Properties IV to the Blankenbaker Business Center Joint Venture in 1994.
(E) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.



                                          NTS-PROPERTIES PLUS LTD.

                          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                          AS OF DECEMBER 31, 1995




                                                                                                 Lakeshore
                                                                                                  Business
                                                                                                   Center               Total
                                                                                                  Phase I            Pages 48-49
                                                                                                  -------            -----------
Encumbrances                                                                                            (A)

Initial cost to partnership:
  Land                                                                                         $    337,460         $  7,459,158
  Buildings and improvements                                                                        797,848           15,751,186

Cost capitalized subsequent to
 acquisition
  Improvements                                                                                       11,298            3,706,439
  Other                                                                                                --            (20,634,811)
  Carrying costs                                                                                       --                   --

Gross amount at which carried
 December 31, 1995 (B):
  Land                                                                                          $    337,460        $  1,847,061
  Buildings and improvements                                                                         809,146           4,434,911
                                                                                                 ------------          ----------

  Total                                                                                         $  1,146,606         $ 6,281,972 (D)
                                                                                                 ============          ==========

Accumulated depreciation                                                                       $     553,078        $  2,291,213
                                                                                                 ============          ==========

Date of construction                                                                                      N/A

Date Acquired                                                                                           01/95

Life at which depreciation in
 latest income statement is
 computed                                                                                                 (C)


(A)     First mortgage held by a bank.
(B)     Aggregate cost of real estate for tax purposes is $6,921,831.
(C)     Depreciation is computed using the straight-line method over the estimated  useful  lives of the assets  which are 10 - 30 years for land improvements,  5 - 30 years for  buildings and  improvements  and 5 - 30 years for amenities.
(D)     Total Gross Cost at December 31, 1995                            $ 6,281,972

        Adjust building contribution from fair market value to cost:
          University Business Center Phase II                             (2,735,931)
                                                                          ----------

        Balance at December 31, 1995                                     $ 3,546,041
                                                                          ==========




                            NTS-PROPERTIES PLUS LTD.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND 1992



                                                   Real            Accumulated
                                                  Estate           Depreciation
                                                  ------           ------------

Balances at December 31, 1992                  $ 23,198,234        $  3,637,780

Additions during period:
 Improvements (a)                                   164,777                --
 Depreciation (b)                                      --             1,615,741

Deductions during period:
 Retirements                                       (109,753)            (78,690)
                                               ------------        ------------

Balances at December 31, 1993                    23,253,258           5,174,831

Additions during period:
 Improvements (a)                                   472,279                --
 Depreciation (b)                                      --             1,481,198

Deductions during period:
 Retirements                                       (161,461)           (103,667)
 Other (c)                                       (2,840,378)           (730,882)
                                               ------------        ------------

Balances at December 31, 1994                    20,723,698           5,821,480

Additions during period:
 Improvements (a)                                    98,777                --
 Depreciation (b)                                      --               288,592
 Other (d)                                        1,135,308             524,452

Deductions during period:
 Retirements                                        (11,766)            (10,910)
 Other (e)                                      (18,399,976)         (4,332,401)
                                               ------------        ------------

Balances at December 31, 1995                  $  3,546,041        $  2,291,213
                                               ============        ============


(a) The additions to real estate on this schedule will differ from the expenditures on the Statements of Cash Flows as a result of minor changes in the Partnership's joint venture investment ownership percentages. Changes that may occur in the ownership percentages are less than one percent.
(b) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.
(c) Represents a decrease in the joint venture ownership percentage for Blankenbaker Business Center 1A as a result of capital contributions made by NTS-Properties IV and NTS-Properties VII, Ltd.
(d) Represents the Partnership's share of Lakeshore Business Center I's property and equipment under the proportionate consolidation method as a result of the formation of the Lakeshore/University II Joint Venture.
(e) Represents the decrease in the Partnership's share of Lakeshore Business Center Phase II's and University Business Center Phase II's property and equipment under the proportionate consolidation method as a result of the formation of the Lakeshore/University II Joint
        Venture.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, NTS-Properties Plus Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NTS-PROPERTIES PLUS LTD.
                                        .      (Registrant)

                                          BY: NTS-Properties Plus Associates,
                                              BY: NTS Capital Corporation,
                                                  General Partner


                                              /s/ John W. Hampton
                                                  John W. Hampton
                                                  Senior Vice President


Date:      March 28     , 1996



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

      Signature                             Title
      ---------                             -----


/s/ J. D. Nichols              General Partner of NTS-Properties Plus
    J. D. Nichols              Associates and Chairman of the Board and
                               Sole Director of NTS Capital Corporation


/s/ Richard L. Good            General Partner of NTS-Properties Plus
    Richard L. Good            Associates and President of
                               NTS Capital Corporation


/s/ John W. Hampton            Senior Vice President of NTS Capital
    John W. Hampton            Corporation





The Partnership is a limited partnership and no proxy material has been sent to the limited partners.