Form 10-Q
period 1996-03-31
NTS PROPERTIES PLUS LTD
filed 1996-05-15
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

  (Mark One)

           X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended       March 31, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from __________ to ___________

                         Commission file number 0-18952

                            NTS-PROPERTIES PLUS LTD.
            (Exact name of a registrant as specified in its charter)

             Florida                                   61-1126478
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

10172 Linn Station Road
Louisville, Kentucky                                     40223
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (502) 426-4800


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


Exhibit Index:   See page 15
Total Pages: 16

                                TABLE OF CONTENTS


                                                                    Pages

                                     PART I

Item 1.       Financial Statements

              Balance Sheets and Statement of Partners' Equity
                as of March 31, 1996 and December 31, 1995              3

              Statements of Operations
                For the three months ended March 31, 1996 and 1995      4

              Statements of Cash Flows
                For the three months ended March 31, 1996 and 1995      5

              Notes To Financial Statements                           6-7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    8-14


                                     PART II

1.     Legal Proceedings                                               15
2.     Changes in Securities                                           15
3.     Defaults upon Senior Securities                                 15
4.     Submission of Matters to a Vote of Security Holders             15
5.     Other Information                                               15
6.     Exhibits and Reports on Form 8-K                                15

Signatures                                                             16




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES PLUS LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                     As of             As of
                                                 March 31, 1996  December 31, 1995*
                                                 --------------  ------------------
ASSETS

Cash and equivalents                               $    12,263      $    36,269
Cash and equivalents - restricted                       37,336           17,438
Accounts receivable, net of allowance
 for doubtful accounts of $4,986 (1996)
 and $6,224 (1995)                                      91,186          105,122
Land, buildings and amenities, net                   1,222,813        1,254,828
Land held for development                               96,949           96,949
Deferred leasing commissions                           163,914          166,071
Organizational and start-up costs, net                   1,274            1,357
Other assets                                            68,970           42,258
                                                   -----------      -----------

                                                   $ 1,694,705      $ 1,720,292
                                                   ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgage and notes payable                         $ 3,829,569      $ 3,871,374
Accounts payable - operations                          217,957          165,270
Accounts payable - construction                           --             14,257
Security deposits                                       12,675           12,030
Other liabilities                                       29,739            8,287
                                                   -----------      -----------

                                                     4,089,940        4,071,218

Partners' equity                                    (2,395,235)      (2,350,926)
                                                   -----------      -----------

                                                   $ 1,694,705      $ 1,720,292
                                                   ===========      ===========


                                           Limited         General
                                          Partners         Partner           Total
                                          --------         -------           -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                        $ 11,784,521      $      100      $ 11,784,621
Net loss - prior years                  (11,950,641)       (120,713)      (12,071,354)
Net loss - current year                     (43,866)           (443)          (44,309)
Cash distributions to partners
 to date                                 (2,038,520)        (20,592)       (2,059,112)
Purchases of limited partnership
 units                                       (5,081)           --              (5,081)
                                        ------------      ----------      ------------

Balances at March 31, 1996             $ (2,253,587)     $ (141,648)     $ (2,395,235)
                                        ============      ==========      ============


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.




                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF OPERATIONS




                                                          Three Months Ended
                                                               March 31,
                                                               ---------

                                                         1996           1995
                                                         ----           ----

Revenues:
 Rental income, net of provision for
  doubtful accounts of $-0- (1996)and
  $1,291 (1995)                                       $ 204,630       $ 344,495
 Interest and other income                                  289           1,053
                                                      ---------       ---------

                                                        204,919         345,548

Expenses:
 Operating expenses                                      29,616          55,095
 Operating expenses - affiliated                         12,502          27,847
 Amortization of capitalized leasing
  costs                                                    --             4,554
 Interest expense                                        93,812         218,150
 Management fees                                         13,262          21,700
 Real estate taxes                                       19,879          39,901
 Professional and administrative
  expenses                                               11,033          14,587
 Professional and administrative
  expenses - affiliated                                  28,321          27,015
 Depreciation and amortization                           40,803         176,228
                                                      ---------       ---------

                                                        249,228         585,077
                                                      ---------       ---------

Net loss                                              $ (44,309)      $(239,529)
                                                      =========       =========

Net loss allocated to the limited
 partners                                             $ (43,866)      $(237,134)
                                                      =========       =========


Net loss per limited partnership
 unit                                                 $    (.06)      $    (.35)
                                                      =========       =========

Weighted average number of limited
 partnership units                                      685,647         685,647
                                                      =========       =========





                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF CASH FLOWS




                                                            Three Months Ended
                                                                 March 31,
                                                                 ---------

                                                             1996        1995
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (44,309)   $(239,529)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Provision for doubtful accounts                             --          1,291
  Amortization of capitalized leasing costs                   --          4,554
  Depreciation and amortization                             40,803      176,228
  Changes in assets and liabilities:
   Cash and equivalents - restricted                       (21,623)     (14,633)
   Accounts receivable                                      13,936       23,252
   Deferred leasing commissions                              2,157       12,407
   Other assets                                            (22,868)     (11,108)
   Accounts payable - operations                            52,687        3,385
   Security deposits                                           645          349
   Other liabilities                                        21,453      (21,082)
                                                         ---------    ---------

  Net cash provided by (used in) operating activities       42,881      (64,886)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, amenities and land
 held for development                                      (21,732)     (55,087)
Increase in cash and equivalents - restricted                 --        (14,195)
Decrease in cash and equivalents - restricted                1,725       11,745
                                                         ---------    ---------

  Net cash used in investing activities                    (20,007)     (57,537)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and notes
 payable                                                   (41,805)     (41,037)
Capital contribution by a joint venture partner               --         94,275
Additions to loan costs                                     (5,075)     (17,420)
                                                         ---------    ---------

  Net cash (used in) provided by financing
   activities                                              (46,880)      35,818
                                                         ---------    ---------

  Net decrease in cash and equivalents                     (24,006)     (86,605)

CASH AND EQUIVALENTS, beginning of period                   36,269      244,288
                                                         ---------    ---------

CASH AND EQUIVALENTS, end of period                      $  12,263    $ 157,683
                                                         =========    =========

Interest paid on a cash basis                            $  94,276    $ 328,565
                                                         =========    =========


                            NTS-PROPERTIES PLUS LTD.

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1996 and 1995.

1.    Cash and Equivalents - Restricted
      ---------------------------------

      Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes in accordance with the loan agreements.

      Cash and equivalents - restricted at December 31, 1995 also included escrow funds which were to be released as capital expenditures, leasing commissions and tenant improvements were incurred at the properties owned by the Lakeshore/University II Joint Venture. In 1996 the remaining balance of these escrow funds were released.

2.    Mortgage and Notes Payable
      --------------------------

      Mortgage and notes payable consist of the following:


                                                        March 31,   December 31,
                                                          1996          1995
                                                          ----          ----
      Mortgage  payable to an insurance
      company,  bearing interest at a fixed
      rate of 8.5%, due November 15, 2005,
      secured by land and building                    $ 1,707,963   $ 1,736,192

      Note payable to a bank bearing interest
      at a fixed rate of 10.6%, due January
      31, 1998, secured by land and building            1,152,418     1,156,943

      Note payable to a bank bearing interest
      at a fixed rate of 10.6%, due January
      31, 1998, secured by land and building              716,992       721,518

      Note payable to a bank bearing interest
      at a fixed rate of 10.6%, due January
      31, 1998, secured by land                           150,589       155,114

      Note payable to a bank bearing interest
      at a fixed rate of 10.6%, due January
      31, 1998, secured by land                            58,869        58,869

      Note payable to a bank bearing interest
      at a fixed rate of 10.6%, due January
      31, 1998, secured by land                            42,738        42,738
                                                       ----------    ----------
                                                      $ 3,829,569   $ 3,871,374
                                                       ==========    ==========

      Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long term debt is approximately $4,300,000.

3.    New Accounting Pronouncement
      ----------------------------

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership adopted the Statement as of January 1, 1996 as required. No adjustments were required.

4.    Related Party Transactions
      --------------------------

      Property  management  fees  of  $13,262  and  $21,700  were  paid  to  NTS
      Development Company, an affiliate of the general partner of the Partnership, during the three months ended March 31, 1996 and 1995, respectively. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $373 and $971 as a repair and maintenance fee during the three months ended March 31, 1996 and 1995, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                                  1996                1995
                                                --------            --------

             Administrative                     $ 30,404            $ 30,479
             Leasing                               6,018              14,696
             Property manager                      6,919               9,508
             Other                                 --                    899
                                                 -------             -------

                                                $ 43,341            $ 55,582
                                                 =======             =======

      Accounts payable - operations includes approximately $144,000 and $113,000 due NTS Development Company at March 31, 1996 and December 31, 1995, respectively.

5.    Reclassification of 1995 Financial Statements
      ---------------------------------------------

      Certain reclassifications have been made to the March 31, 1995 financial statements to conform with the March 31, 1996 classifications. These classifications have no effect on previously reported operations.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

Results of Operations
- ---------------------

The occupancy levels at the Partnership properties as of March 31 were as follows:



                                                     1996              1995
                                                     ----              ----


Wholly-owned Property
- ---------------------

Lakeshore Business Center Phase II (See            See below        See below
L/U II Joint Venture below)                           (1)              (1)

Property owned in Joint Venture with
NTS-Properties V (ownership % at
March 31, 1996)
- ------------------------------------

University Business Center Phase II (See
L/U II Joint Venture below)                        See below        See below
                                                      (1)              (1)

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties VII,
Ltd.(ownership % at March 31, 1996)
- -----------------------------------

Blankenbaker Business Center 1A (39%)                   100%             100%

Properties owned through Lakeshore/University
II Joint Venture (L/U II Joint
Venture)(ownership % at March 31, 1996)
- ---------------------------------------

Lakeshore Business Center Phase I (12%)                  97%              79%(2)

Lakeshore Business Center Phase II (12%)                 72%              77%

University Business Center Phase II (12%)               100%             100%

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See below for a discussion regarding the change.
(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

- ---------------------------------

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1996 and 1995 was as follows:




                                                      1996            1995
                                                      ----            ----


Wholly-owned Property
- ---------------------

Lakeshore Business Center Phase II (See
L/U II Joint Venture below)                            N/A         $ 98,182 (1)


Property owned in Joint Venture with NTS-
Properties V (ownership % at March 31,
1996)
- ----------------------------------------

University Business Center II (See L/U II
Joint Venture below)                                   N/A         $ 82,123 (1)


Property owned in Joint Venture with NTS-
Properties IV and NTS-Properties VII,
Ltd. (ownership % at March 31, 1996)
- ------------------------------------

Blankenbaker Business Center 1A (39%)
                                                     $ 91,503      $ 88,418

Properties owned through Lakeshore/
University II Joint Venture (L/U II Joint
Venture (ownership % at March 31, 1996)
- ---------------------------------------

Lakeshore Business Center Phase I (12%)              $ 43,056      $ 23,726


Lakeshore Business Center Phase II (12%)             $ 32,989      $ 25,354 (2)


University Business Center Phase II (12%)            $ 37,231      $ 27,041

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to March 31, 1995 is reflected below (see L/U II Joint Venture). See below for a discussion regarding this change.
(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months ended March 31, 1996 as compared to the same period in 1995 was not significant.

- ---------------------------------

The 18% increase in occupancy at Lakeshore Business Center Phase I from March 31, 1995 to March 31, 1996 can be attributed to 10 new leases totalling approximately 23,500 square feet, which includes approximately 7,600 square feet in expansions by three current tenants. The new leases and expansions are partially offset by three tenants, who occupied a total of approximately 4,300 square feet, vacating the premises at the end of the lease terms. Average occupancy for the three months ended March 31 increased from 79% in 1995 to 98% in 1996. Rental and other income increased at Lakeshore Business Center Phase I for the three months ended March 31, 1996 as compared to the 1995 period primarily as a result of the increase in average occupancy and a decrease in the provision for doubtful accounts. The increase in rental and other income is also due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase I as a result of the Lakeshore/University II Joint Venture (L/U II Joint Venture) which was formed in January 1995. (See below for a discussion regarding the Joint Venture).

The 5% decrease in occupancy at Lakeshore Business Center Phase II from March 31, 1995 to March 31, 1996 can be attributed to four tenant move-outs totalling approximately 11,000 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,100 square feet, represent tenants who vacated prior to the end of the lease term but are continuing to pay rent through the end of the lease term. The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. The fourth tenant, who occupied approximately 4,500 square feet, vacated the premises at the end of the lease term. Partially offsetting the tenant move-outs are four new leases totalling approximately 8,800 square feet and a 3,600 square foot expansion by a current tenant of its existing space. Average occupancy at Lakeshore Business Center Phase II decreased for the three months ended March 31 from 78% (1995) to 72% (1996). In the opinion of the General Partner of the Partnership, the decrease in occupancy at Lakeshore Business Center Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. The decrease in rental and other income at Lakeshore Business Center Phase II for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due to the decrease in average occupancy and the Partnership's decreased ownership in Lakeshore Business Center Phase II. See below for a discussion regarding this change.

During the first quarter of 1996, a new six-year lease was signed at Lakeshore Business Center Phase II for approximately 7,000 square feet. The tenant took occupancy in April 1996 improving the business center's occupancy to 80%.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased approximately 52,000 square feet (or 67%) of University Business Center Phase II. Of the total being sub-leased, approximately 41,000 square feet (or 79%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership). In December 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33 month lease with the L/U II Joint Venture for the approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance in 1996, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period beginning January 1996. The Joint Venture has received notice that PCA will not renew its lease when it expires in April 1998. At this time it is not known whether the other sublesses will sign renewal leases with the Joint Venture.

- ---------------------------------

The decrease in rental and other income at University Business Center Phase II for the three months ended March 31, 1996 as compared to the same period in 1995 is the result of a decrease in common area expense reimbursements. The tenant reimburses the Joint Venture for common area expenses as part of the lease agreement. The decrease in rental and other income is also due to the Partnership's decreased ownership of University Business Center Phase II (See below for a discussion of this change).

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law.

The change in interest and other income for the three months ended March 31, 1996 as compared to the same period in 1995 was not significant.

The decrease in operating expenses and operating expenses - affiliated for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion). The decrease in operating expenses - affiliated can also be attributed to a decrease in leasing salaries at Blankenbaker Business Center 1A. Operating expenses affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in amortization of capitalized leasing costs for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to costs capitalized during initial lease-up at University Business Center Phase II becoming fully amortized in 1995.

Interest expense has decreased for the three months ended March 31, 1996 as compared to the same period in 1995 primarily as a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion regarding the Joint Venture). Debt totalling approximately $16.7 million was contributed by the Partnership to the Joint Venture. The decrease in interest expense can also be attributed to continued principal payments on L/U II Joint Venture's and Blankenbaker Business Center 1A's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The decrease in management fee expense for the three months ended March 31, 1996 as compared to the same period in 1995 can also be attributed to the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion of the Joint Venture).

The decrease in real estate taxes for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily as a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion of the Joint Venture).

The change in professional and administrative expenses and professional and administrative expense - affiliated for the three months ended March 31, 1996 as compared to the same period in 1995 was not significant. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

- ---------------------------------

Depreciation and amortization expense has decreased for the three months ended March 31, 1996 as compared to the same period in 1995 due to a portion of the assets of the Partnership's joint venture properties becoming fully depreciated. The decrease in depreciation and amortization is also a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion of the Joint Venture). Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 year for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 year for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $6,900,000.

Liquidity and Capital Resources
- -------------------------------

Cash provided by (used in) operations was $42,881 and $(64,886) for the three months ended March 31, 1996 and 1995, respectively. The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of March 31) were $12,263 and $157,683 as of March 31, 1996 and 1995, respectively.

As previously disclosed in the Partnership's Form 10-K for the year ended December 31, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed on January 23, 1995 among the Partnership, NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

As of March 31, 1996, the L/U II Joint Venture had notes payable to banks in the following amounts: $9, 168,000, $5,704,000, $1,198,000, $468,333 and $340,000.
The notes are a liability of the joint venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at March 31, 1996 was $1,152,418, $716,992, $150,589, $58,869 and $42,738,
respectively. As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. The Joint Venture met this funding requirement during 1995. As of March 31, 1996, all funds in the escrow account had been released. The notes bear interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,168,000, $5,704,000 and $1,198,000 notes are as follows.

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

- -------------------------------------------

The debt refinancing was concluded in conjunction with the formation of the Lakeshore/University II Joint Venture. For a discussion regarding the new joint venture, see above.

As of March 31, 1996, the L/U II Joint Venture has obtained a commitment from an insurance company for $17.4 million of debt financing. The mortgage will mature 144 months from the closing date and will bear interest at a fixed rate of 8.125%. The repayment of principal will be amortized over 144 months, with monthly payments of principal and interest in the amount of $189,541. The proceeds from the loan will be used to pay off the Joint Venture's current debt financings of approximately $16.9 million. The remaining proceeds will be used to fund Joint Venture tenant finish improvements, leasing costs and loan closing costs. The closing date of the permanent financing is expected to take place before June 30, 1996.

As of March 31, 1996, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,427,069. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at March 31, 1996 is $1,707,963. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The majority of the Partnership's 1996 cash flow was derived from operating activities. The majority of the Partnership's 1995 cash flows was derived from the use of cash reserves. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities in 1995 also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture. Cash flows provided by investing activities in 1996 were the result of a release of these escrow funds. Cash flows provided by investing activities in 1995 were the result of a release from the funds escrowed for tenant finish improvements at Lakeshore Business Center Phase II as required by a July 1993 loan extension agreement. Cash flows used in investing activities were funded by cash flow from operating activities and capital contributions (as discussed above). Cash flows used in financing activities are for loan costs and principal payments on mortgage and notes payable. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

In the next 12 months, the demand on future liquidity will increase as a result of the L/U II Joint Venture debt financings (see above). The Partnership also expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I and II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

- -------------------------------------------

Due to the fact that no distributions were made during the three months ended March 31, 1996 or 1995, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

At March 31, 1996, none of the Partnership's properties were in the construction stage.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

As of March 31, 1996 , the L/U II Joint Venture had a commitment for an approximately $105,000 special tenant finish allowance as a result of a new six-year lease for approximately 7,000 square feet at Lakeshore Business Center Phase II. The Partnership's proportionate share of this commitment is approximately $13,000 or 12%.

As of March 31, 1996, the L/U II Joint Venture also had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase II. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December
2000). The Partnership's proportionate share of net commitment ($200,000 less $92,000) is approximately $13,000 or 12%.

The Partnership had no other material commitments for renovations or capital improvements at March 31, 1996.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1996 in the land held for development is approximately $97,000. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

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

       None

3.     Defaults upon Senior Securities

       None

4.     Submission of Matters to a Vote of Security Holders

       None

5.     Other Information

       None

6.     Exhibits and Reports on Form 8-K

       (a)     Exhibits:

               Exhibit 27.  Financial Data Schedule

       (b)     Reports on Form 8-K:

               There were no Form 8-K reports filed for the three months ended March 31, 1996.

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


                                 NTS-PROPERTIES PLUS LTD.
                                      (Registrant)

                                 BY:    NTS-Properties Plus
                                        Associates,
                                        BY:  NTS Capital Corporation,
                                               General Partner


                                               /s/ John W. Hampton
                                                   John W. Hampton
                                                   Senior Vice President


Date:      May 14     , 1996