Form 10-Q
period 1996-06-30
NTS PROPERTIES PLUS LTD
filed 1996-08-13
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________    to     _______________


Commission File Number                  0-18952

                            NTS-PROPERTIES PLUS LTD.
             (Exact name of registrant as specified in its charter)

             Florida                                    61-1126478
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

10172 Linn Station Road
Louisville, Kentucky                                      40223
(Address of principal executive                        (Zip Code)
 offices)

Registrant's telephone number,
including area code                                 (502) 426-4800

                                 Not Applicable
 ------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes    X      No


Exhibit Index:    See page 15
Total Pages:      16

                                TABLE OF CONTENTS

                                                                          Pages

                                     PART I

Item 1.  Financial Statements

         Balance Sheets and Statement of Partners' Equity
           As of June 30, 1996 and December 31, 1995                          3

         Statements of Operations
           For the three months and six months ended
           June 30, 1996 and 1995                                             4

         Statements of Cash Flows
           For the three months and six months ended
           June 30, 1996 and 1995                                             5

         Notes to Financial Statements                                      6-7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8-14

                                     PART II

1.       Legal Proceedings                                                   15
2.       Changes in Securities                                               15
3.       Defaults upon Senior Securities                                     15
4.       Submission of Matters to a Vote of Security Holders                 15
5.       Other Information                                                   15
6.       Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES PLUS LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                                       As of           As of
                                                                  June 30, 1996  December 31, 1995*


ASSETS
   Cash and equivalents                                          $        16,639  $       36,269
   Cash and equivalents - restricted                                      59,213          17,438
   Accounts receivable, net of
     allowance for doubtful accounts
     of $4,860 (1996) and $6,224 (1995)                                   77,918         105,122
   Land, buildings and amenities, net                                  1,186,050       1,254,828
   Land held for development                                              96,949          96,949
   Deferred leasing commissions                                          160,135         166,071
   Organizational and start-up costs,
      net                                                                  1,191           1,357
   Other assets                                                           88,843          42,258
                                                                  --------------  --------------
                                                                  $    1,686,938  $    1,720,292
                                                                  ==============  ==============


LIABILITIES AND PARTNERS' EQUITY
   Mortgage and notes payable                                     $    3,787,161  $    3,871,374
   Accounts payable - operations                                         267,440         165,270
   Accounts payable - construction                                          --            14,257
   Security deposits                                                      12,231          12,030
   Other liabilities                                                      48,831           8,287
                                                                   --------------  --------------
                                                                       4,115,663       4,071,218

   Partners' equity                                                   (2,428,725)     (2,350,926)
                                                                   --------------  --------------

                                                                   $   1,686,938  $    1,720,292
                                                                   =============  ==============



                                Limited          General
                                Partners         Partner          Total
                                --------         -------          -----
PARTNERS' EQUITY
Capital contributions,
  net of offering costs      $  11,784,521    $        100    $  11,784,621
Net loss - prior years         (11,950,641)       (120,713)     (12,071,354)
Net loss - current year            (77,021)           (778)         (77,799)
Cash distributions
  declared to date              (2,038,520)        (20,592)      (2,059,112)
Repurchase of limited
  partnership units                 (5,081)          --              (5,081)
                             -------------    ------------    -------------
Balances at June 30, 1996    $  (2,286,742)   $   (141,983)   $  (2,428,725)
                             =============    ============    =============


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.




                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF OPERATIONS



                                                 Three Months Ended            Six Months Ended
                                                       June 30,                    June 30,
                                                       --------                    --------
                                                  1996          1995          1996          1995
                                                  ----          ----          ----          ----
REVENUES:
  Rental income, net of provision
    for doubtful accounts of $0
    (1996) and $1,262 (1995)                   $ 209,883     $ 201,948     $ 414,513     $ 546,443
  Interest and other income                          871         2,877         1,159         3,930
                                               ---------     ---------     ---------    ----------
                                                 210,754       204,825       415,672       550,373

EXPENSES:
  Operating expenses                              27,058        26,428        56,422        81,522
  Operating expenses - affiliated                 12,661        17,550        25,163        45,397
  Amortization of capitalized
     leasing costs                                   740         1,613           990         6,167
  Interest expense                                93,029        97,749       186,840       315,899
  Management fees                                 13,190        12,429        26,451        34,129
  Real estate taxes                               19,753        20,341        39,631        60,243
  Professional and administrative
     expenses                                     10,966        11,522        21,983        26,109
  Professional and administrative
     expenses - affiliated                        25,309        27,037        53,646        54,052
  Depreciation and amortization                   41,541        45,882        82,345       222,110
                                               ---------     ---------     ---------    ----------

                                                 244,247       260,551       493,471       845,628
                                               ---------     ---------     ---------    ----------
Net loss                                       $ (33,493)    $ (55,726)    $ (77,799)   $ (295,255)
                                               =========     =========     =========    ==========

Net loss allocated to the limited
  partners                                     $ (33,158)    $ (55,726)    $ (77,021)    $(292,302)
                                               =========     =========     =========     =========

Net loss per limited partnership
  unit                                         $   (0.05)    $   (0.08)    $   (0.11)    $   (0.43)
                                               =========     =========     =========     =========

Weighted average number of units                 685,647       685,647       685,647       685,647
                                               =========     =========     =========     =========




                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF CASH FLOWS



                                                          Three Months Ended         Six Months Ended
                                                              June 30,                   June 30,
                                                              --------                   --------
                                                         1996         1995          1996         1995
                                                         ----         ----          ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $    (33,493)$    (55,726) $   (77,799) $  (295,255)
Adjustments to reconcile  net loss to net
  cash provided by (used in)  operating
  activities:
      Provision for doubtful accounts                       --           --           --          1,262
      Amortization of capitalized leasing
        costs                                                740        1,613          990        6,167
      Depreciation and amortization                       41,541       45,882       82,345      222,110
      Changes in assets and liabilities:
        Cash and equivalents - restricted                (21,877)     (23,711)     (43,500)     (38,244)
        Accounts receivable                               13,268        1,917       27,204       25,198
        Deferred leasing commissions                       3,779        6,096        5,935       18,503
        Other assets                                         359          556      (22,760)     (10,713)
        Accounts payable - operations                     49,483      (16,312)     102,170      (12,927)
        Security deposits                                   (444)      19,330          201        1,098
        Other liabilities                                 19,094          749       40,545       (1,752)
                                                     ------------ ------------  -----------  -----------
   Net cash provided by (used in)
       operating activities                               72,450      (19,606)     115,331      (84,553)
                                                     ------------ ------------  -----------  -----------

Additions to land, buildings and
   amenities                                              (1,447)     (36,390)     (23,179)     (91,316)
Increase in cash and equivalents -
   restricted                                               --           --           --        (14,295)
Decrease in cash and equivalents -
   restricted                                               --           --          1,725       11,745
                                                     ------------ ------------  -----------  -----------
   Net cash used in investing activities                  (1,447)     (36,390)     (21,454)     (93,866)
                                                     ------------ ------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and
   notes payable                                         (42,408)     (30,391)     (84,213)     (71,428)
Capital contribution by a joint
   venture partner                                          --           --           --         94,275
Additions to loan costs                                  (24,219)        (749)     (29,294)     (18,169)
                                                     ------------ ------------  -----------  -----------
   Net cash provided by (used in)
      financing activities                               (66,627)     (31,140)    (113,507)       4,678
                                                     ------------ ------------  -----------  -----------
   Net increase (decrease) in cash and
      equivalents                                          4,376      (87,136)     (19,630)    (173,741)

CASH AND EQUIVALENTS, beginning of
   period                                                 12,263      157,683       36,269      244,288
                                                     ------------ ------------  -----------  -----------
CASH AND EQUIVALENTS, end of period                $      16,639 $     70,547  $    16,639  $    70,547
                                                     ============ ============  ===========  ===========


Interest paid on a cash basis                      $      93,883 $     98,480    $ 188,159    $ 447,853
                                                     ============ ============  ===========  ===========


                             NTS-PROPERTIES PLUS LTD

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1996 and 1995.

1. Cash and Equivalents - Restricted
- ------------------------------------

      Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes in accordance with the loan agreements.

      Cash and equivalents - restricted at December 31, 1995 also included escrow funds which were to be released as capital expenditures, leasing commissions and tenant improvements were incurred at the properties owned by the Lakeshore/University II Joint Venture. In 1996, the remaining balance of these escrow funds were released.

2. New Accounting Pronouncement
- -------------------------------

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

3. Mortgage and Notes Payable
- -----------------------------

     Mortgage and notes payable consist of the following:


                                                    June 30,       December 31,
                                                      1996             1995
                                                      ----             ----
     Mortgage payable to an insurance
     company bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building               $   1,679,131    $   1,736,192

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land and building         1,147,892        1,156,943

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land and building           712,468          721,518

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land                        146,063          155,114

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land                         58,869           58,869

     Note payable to a bank bearing interest
     at a fixed rate of 10.6%, due January
     31, 1998, secured by land                         42,738           42,738
                                                -------------    -------------
                                                $   3,787,161    $   3,871,374
                                                =============    =============

- ---------------------------------------------

      Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long term debt is approximately $4,200,000.

      Subsequent to June 30, 1996, the Lakeshore/University II Joint Venture, of which the Partnership owns a 12% interest, obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000). The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. The repayment of principal will be amortized over 12 years. The proceeds from the loans were used to pay off the Joint Venture's current debt financings of approximately $16.8 million which bore interest at a fixed rate of 10.6% and fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $2,000,000 or 12%. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

4.    Related Party Transactions
- --------------------------------

      Property  management  fees  of  $26,451  and  $34,129  were  paid  to  NTS
      Development   Company,   an  affiliate  of  the  General  Partner  of  the
      Partnership, during the six months ended June 30, 1996 and 1995, respectively. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $479 and $3,585 as a repair and maintenance fee during the six months ended June 30, 1996 and 1995, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by the Partnership agreement, the Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.

                                           1996            1995
                                           ----            ----

          Administrative               $   58,395     $    59,724
          Leasing                          10,108          17,544
          Property manager                 14,775          22,890
          Other                               882           1,263
                                       ----------     -----------
                                       $   84,160     $   101,421
                                       ==========     ===========


      Accounts payable - operations includes approximately $168,000 and $113,000 due NTS Development Company at June 30, 1996 and December 31, 1995, respectively.

5.    Reclassification of 1995 Financial Statements
- ---------------------------------------------------

      Certain reclassifications have been made to the June 30, 1995 financial statements to conform with the June 30, 1996 classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:



                                                       1996         1995
                                                       ----         ----

Wholly-owned Property
- ---------------------

Lakeshore Business Center Phase II (See L/U II       See below    See below
Joint Venture below)                                    (1)          (1)

Property owned in Joint Venture with NTS-
Properties V (ownership % at June 30,1996)
- ------------------------------------------

University Business Center Phase II (See L/U II      See below    See below
Joint Venture below)                                    (1)          (1)

Property owned in Joint Venture with NTS-
Properties IV and NTS-Properties VII, Ltd.
(ownership % at June 30, 1996)
- ------------------------------------------

Blankenbaker Business Center 1A (39%)                  100%         100%

Properties owned through Lakeshore/University II
Joint Venture (L/U II Joint Venture) (ownership %
at June 30, 1996)
- -------------------------------------------------

Lakeshore Business Center Phase I (12%)                 99%          83%
                                                                     (2)

Lakeshore Business Center Phase II (12%)                80%          82%

University Business Center Phase II (12%)              100%         100%

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See below for a discussion regarding the change.

(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.












                 (Results of Operations continued on next page)

- ---------------------------------

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1996 and 1995 was as follows:



                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                             --------             --------
                                          1996     1995       1996        1995
                                          ----     ----       ----        ----


Wholly-owned Property
- ---------------------

Lakeshore Business Center Phase
II (See L/U II Joint Venture
below)                                    N/A       N/A        N/A     $  98,182
                                                                           (1)
Property owned in Joint Venture
with NTS-Properties V (ownership
% at June 30, 1996)
- --------------------------------

University Business Center Phase
II (See L/U II Joint Venture
below)                                    N/A       N/A        N/A     $  82,123
                                                                           (1)
Property owned in Joint Venture
with NTS-Properties IV and NTS-
Properties VII, Ltd. (ownership
% at June 30, 1996)
- -------------------------------

Blankenbaker Business Center 1A
(39%)                                  $ 91,554  $ 91,554  $ 183,057   $ 179,972

Properties owned through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
(ownership % at June 30, 1996)
- ------------------------------

Lakeshore Business Center
Phase I (12%)                          $ 44,490  $ 34,680  $  87,547   $  58,406
                                                                           (2)
Lakeshore Business Center
Phase II (12%)                         $ 35,900  $ 40,326  $  68,890   $  65,679

University Business Center
Phase II (12%)                         $ 38,278  $ 37,461  $  75,510   $  64,502

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to June 30, 1995 is reflected below (see L/U II Joint Venture). See below for a discussion regarding this change.

(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 was not significant.

- ---------------------------------

The 16% increase in occupancy at Lakeshore Business Center Phase I from June 30, 1995 to June 30, 1996 can be attributed to eight new leases totalling approximately 20,400 square feet, which includes approximately 6,900 square feet in expansions by three current tenants. The new leases and expansions are partially offset by two tenants, who occupied a total of approximately 3,400 square feet, vacating the premises at the end of the lease terms. Average occupancy increased from 80% (1995) to 98% (1996) for the three months ended June 30 and from 79% (1995) to 98% (1996) for the six month period. Rental and other income increased at Lakeshore Business Center Phase I for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 primarily as a result of the increase in average occupancy and a decrease in the provision for doubtful accounts. The increase in rental and other income for the six months ended June 30, 1996 is also due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase I as a result of the formation of the Lakeshore/University II Joint Venture (L/U II Joint Venture) in January 1995. (See below for a discussion regarding the Joint Venture.)

The 2% decrease in occupancy at Lakeshore Business Center Phase II from June 30, 1995 to June 30, 1996 can be attributed to four tenant move-outs totalling approximately 11,000 square feet and a downsizing by a current tenant of its existing space by approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,100 square feet, represent tenants who vacated prior to the end of the lease term but are continuing to pay rent through the end of the lease term (September 1996 and August 1997). The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. The fourth tenant, who occupied approximately 4,500 square feet, vacated the premises at the end of the lease term. Partially offsetting the tenant move-outs are three new leases totalling approximately 13,800 square feet and a 3,600 square foot expansion by a current tenant of its existing space. Average occupancy at Lakeshore Business Center Phase II decreased from 81% (1995) to 80% (1996) for the three months ended June 30 and from 80% (1995) to 76% (1996) for the six month period. In the opinion of the General Partner of the Partnership, the decrease in occupancy at Lakeshore Business Center Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. Overall, the decrease in rental and other income at Lakeshore Business Center Phase II for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is primarily due to the decrease in average occupancy. The decrease in rental and other income for the six month period is also due to the Partnership's decreased ownership in Lakeshore Business Center Phase II. (See below for a discussion regarding this change.)

As of June 30, 1996, Lakeshore Business Center Phase II had approximately 3,400 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the third quarter. With the new lease, the business center's occupancy should improve to 83%.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased approximately 52,000 square feet (or 67%) of University Business Center Phase II. Of the total being sub-leased, approximately 41,000 square feet (or 79%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership). In December 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33-month lease with the L/U II Joint Venture for the approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance in 1996, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period beginning January 1996. The Joint Venture has received notice that PCA will not renew its lease when it expires in April 1998. At this time it is not known whether the other sublessees will sign lease renewals with the Joint Venture.

- ---------------------------------

The decrease in rental and other income at University Business Center Phase II for the six months ended June 30, 1996 as compared to the same period in 1995 is due to a decrease in common area expense reimbursements. The tenant reimburses the Joint Venture for common area expenses as part of the lease agreement. The decrease in rental and other income for the six month period can also be attributed to the Partnership's decreased ownership of University Business Center Phase II. (See below for a discussion of this change.) The change in rental and other income at University Business Center Phase II for the three month period was not significant.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the six months ended June 30, 1996 and 1995. As of June 30, 1996, there were no on-going cases.

The change in interest and other income for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 was not significant.

The decrease in operating expenses for the six months ended June 30, 1996 as compared to the same period in 1995 is primarily a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion regarding the Joint Venture.) The change in operating expenses for the three month period was not significant.

The decrease in operating expenses - affiliated for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 can be attributed to a decrease in leasing salaries at Blankenbaker Business Center 1A. The decrease in operating expenses - affiliated during the six month period can also be attributed to a decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in 1995. (See below for further discussion regarding the Joint Venture). Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in amortization of capitalized leasing costs for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is due primarily to costs capitalized during initial lease-up at University Business Center Phase II becoming fully amortized in 1995.

Interest expense has decreased for the six months ended June 30, 1996 as compared to the same period in 1995 primarily as a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion regarding the Joint Venture.) Debt totalling approximately $16.7 million was contributed by the Partnership to the Joint Venture. The decrease in interest expense for the three months and six months ended June 30 can also be attributed to continued principal payments.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The decrease in management fee expense for the six months ended June 30, 1996 as compared to the same period in 1995 can be attributed to the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion of the Joint Venture.) The change in management fees for the three months ended June 30, 1996 as compared to the same period in 1995 was not significant.

The decrease in real estate taxes for the six months ended June 30, 1996 as compared to the same period in 1995 is primarily a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion of the Joint Venture.) The change in real estate taxes for the three months ended June 30, 1996 as compared to the same period in 1995 was not significant.

- ---------------------------------

The decrease in professional and administrative expenses for the six months ended June 30, 1996 as compared to the same period in 1995 is due primarily to a decrease in outside accounting fees. The change in professional and administrative expenses for the three month period was not significant.

The change in professional and administrative expenses - affiliated for the three month and six month periods was not significant. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense has decreased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 due to a portion of the assets of the Partnership's joint venture properties becoming fully depreciated. The decrease in depreciation and amortization for the six month period is also a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion of the Joint Venture.) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $6,900,000.

Liquidity and Capital Resources
- -------------------------------

Cash provided by (used in) operations was $115,331 and $(84,553) for the six months ended June 30, 1996 and 1995, respectively. The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of June 30) were $16,639 and $70,547 as of June 30, 1996 and 1995, respectively.

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

As of June 30, 1996, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $4,352,334. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at June 30, 1996 is $1,679,131. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of June 30, 1996, the L/U II Joint Venture had notes payable to banks in the following amounts: $9,132,000, $5,668,000, $1,162,000, $468,333 and $340,000.
The notes are a liability of the Joint Venture in accordance with the Joint Venture Agreement. The Partnership's proportionate interest in the notes at June 30, 1996 was $1,147,892, $712,468, $146,063, $58,869 and $42,738, respectively.
As part of the loan agreements with the banks, the Joint Venture is required to place in escrow funds for capital expenditures, leasing commissions and tenant improvements at the properties owned by the Joint Venture. During the term of the loans, the Joint Venture is required to fund a total of $200,000 to the escrow account. The Joint Venture met this funding requirement during 1995. In 1996, all funds in the escrow account had been released. The notes bear

- -------------------------------------------

interest at a fixed rate of 10.6%, are due January 31, 1998 and are secured by the assets of the joint venture. Principal payments required on the $9,132,000, $5,668,000 and $1,162,000 notes are as follows:

       a) 12 monthly payments of $3,000 each , the first of which was due at closing. The second through 12th payments were due on the first day of February through December 1995.
       b) 12 monthly payments of $12,000 each, commencing on January 1, 1996 through December 1, 1996.
       c) 13 monthly payments of $15,000 each, commencing on January 1, 1997 through January 1, 1998.
       d)     Balloon payment due at maturity on January 31, 1998.

The debt refinancing was concluded in conjunction with the formation of the Lakeshore/University II Joint Venture. For a discussion regarding the new joint venture, see above.

Subsequent to June 30, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 million ($6,025,000, $5,775,000 and $5,600,000). The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. The repayment of principal will be amortized over 12 years, with monthly payments of principal and interest totalling approximately $190,000. The proceeds from the loans were used to pay off the Joint Venture's current debt financings of approximately $16.8 million which bore interest at a fixed interest rate of 10.6% and fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $2,000,000 or 12%. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

The majority of the Partnership's 1996 cash flow was derived from operating activities. The majority of the Partnership's 1995 cash flow was derived from the use of cash reserves. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities in 1995 also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture. Cash flows provided by investing activities in 1996 were the result of a release of these escrow funds. Cash flows provided by investing activities in 1995 were the result of a release from the funds escrowed for tenant finish improvements at Lakeshore Business Center Phase II as required by a July 1993 loan extension agreement. Cash flows used in investing activities were funded by cash flow from operating activities and a capital contribution (see below). Cash flows used in financing activities are for loan costs and principal payments on mortgage and notes payable. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution when the Joint Venture was formed on January 23, 1995 (see above for a discussion of the Joint Venture). The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

In the next 12 months, the demand on future liquidity will increase as a result of the three mortgage loans the L/U II Joint Venture obtained subsequent to June 30, 1996 (see discussion above). The Partnership also expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I and II and University Business Center Phase II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

- -------------------------------------------

Due to the fact that no distributions were made during the six months ended June 30, 1996 or 1995, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

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

As of June 30, 1996, the L/U II Joint Venture had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period beginning in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 41,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase II. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December
2000). The Partnership's proportionate share of the net commitment ($200,000 less $92,000) is approximately $13,000 or 12%.

The Partnership had no other material commitments for renovations or capital improvements at June 30, 1996.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at June 30, 1996 in the land held for development is approximately $97,000. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Lakeshore Business Center Phases I and II, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations of University Business Center Phase II are handled by a leasing agent, an employee of NTS Development Company, located at the University Business Center development.

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


1.       Legal Proceedings

         None

2.       Changes in Securities

         None

3.       Defaults upon Senior Securities

         None

4.       Submission of Matters to a Vote of Security Holders

         None

5.       Other Information

         None

6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 27.  Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K was filed May 14, 1996 to report in Item 5 that Lakeshore/University II Joint Venture had obtained a commitment for permanent financing from an insurance company totalling $17,400,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NTS-PROPERTIES PLUS, LTD.
                                             (Registrant)

                                 BY:    NTS-Properties Plus Associates
                                        BY:   NTS Capital Corporation,
                                              General Partner

                                                 /s/ John W. Hampton
                                                     John W. Hampton
                                                     Senior Vice President


Date:       August 13   , 1996