Form 10-Q
period 1996-09-30
NTS PROPERTIES PLUS LTD
filed 1996-11-14
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to  ________


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

                                              Yes      X      No


Exhibit Index:    See page 16
Total Pages:      17

                                TABLE OF CONTENTS

                                                                    Pages

                                     PART I

Item 1.  Financial Statements

         Balance Sheets and Statement of Partners' Equity
           As of September 30, 1996 and December 31, 1995               3

         Statements of Operations
           For the three months and nine months ended
           September 30, 1996 and 1995                                  4

         Statements of Cash Flows
           For the three months and nine months ended
           September 30, 1996 and 1995                                  5

         Notes to Financial Statements                                6-8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9-15

                                     PART II

1.       Legal Proceedings                                             16
2.       Changes in Securities                                         16
3.       Defaults upon Senior Securities                               16
4.       Submission of Matters to a Vote of Security Holders           16
5.       Other Information                                             16
6.       Exhibits and Reports on Form 8-K                              16

Signatures                                                             17




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES PLUS LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                                         As of                           As of
                                                                   September 30, 1996              December 31, 1995*
                                                             ------------------------------  ------------------------------


ASSETS
   Cash and equivalents                                           $             69,070          $             36,269
   Cash and equivalents - restricted                                            80,512                        17,438
   Accounts receivable, net of
     allowance for doubtful accounts
     of $4,067 (1996) and $6,224 (1995)                                         68,486                       105,122
   Land, buildings and amenities, net                                        1,156,659                     1,254,828
   Land held for development                                                    96,949                        96,949
   Deferred leasing commissions                                                156,357                       166,071
   Organizational and start-up costs, net                                        1,108                         1,357
   Other assets                                                                 87,910                        42,258
                                                                  --------------------          --------------------

                                                                  $          1,717,051          $          1,720,292
                                                                  ====================          ====================

LIABILITIES AND PARTNERS' EQUITY
   Mortgages and notes payable                                    $          3,827,844          $          3,871,374
   Accounts payable - operations                                               265,050                       165,270
   Accounts payable - construction                                               6,849                        14,257
   Security deposits                                                            12,496                        12,030
   Other liabilities                                                            71,879                         8,287
                                                                  --------------------          --------------------

                                                                             4,184,118                     4,071,218

   Partners' equity                                                         (2,467,067)                   (2,350,926)
                                                                  --------------------          --------------------

                                                                  $          1,717,051          $          1,720,292
                                                                  ====================          ====================



                                     Limited                   General
                                     Partners                  Partner                        Total
                              ----------------------    ---------------------         ---------------------
PARTNERS' EQUITY
Capital contributions,
   net of offering costs      $           11,784,521    $                 100         $          11,784,621
Net loss - prior years                   (11,950,641)                (120,713)                  (12,071,354)
Net loss - current year                     (114,979)                  (1,162)                     (116,141)
Cash distributions
   declared to date                       (2,038,520)                 (20,592)                   (2,059,112)
Repurchase of limited
   partnership units                          (5,081)            --                                  (5,081)
                              ----------------------    ---------------------         ---------------------

Balances at September 30,
  1996                        $           (2,324,700)   $            (142,367)        $          (2,467,067)
                              ======================    =====================         =====================

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.




                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF OPERATIONS



                                                     Three Months Ended                     Nine Months Ended
                                                       September 30,                          September 30,
                                            --------------------------------        -------------------------------

                                                1996                1995                1996                1995
                                            ------------        ------------        ------------        -----------
REVENUES:
  Rental income, net of provision
    for doubtful accounts of $0
    (1996) and $3,259 (1995)                $   209,294         $   202,210         $   623,807         $   748,653
  Interest and other income                       1,006                 549               2,164               4,480
                                            -----------         -----------         -----------         -----------

                                                210,300             202,759             625,971             753,133

EXPENSES:
  Operating expenses                             34,365              30,337              90,788             111,860
  Operating expenses - affiliated                11,400              17,310              36,563              62,707
 Write-off of unamortized loan
   costs                                          9,082                  --               9,082                  --
  Amortization of capitalized
     leasing costs                                  622               1,613               1,612               7,780
  Interest expense                               83,490              96,186             270,329             412,084
  Management fees                                13,513              12,762              39,964              46,890
  Real estate taxes                              20,506              20,381              60,137              80,624
  Professional and administrative
     expenses                                     9,861              13,066              31,844              39,175
  Professional and administrative
     expenses - affiliated                       25,927              27,735              79,573              81,787
  Depreciation and amortization                  39,875              44,359             122,220             266,470
                                            -----------         -----------         -----------         -----------

                                                248,641             263,749             742,112           1,109,377
                                            -----------         -----------         -----------         -----------

Net loss                                    $   (38,341)        $   (60,990)        $  (116,141)        $  (356,244)
                                            ===========         ===========         ===========         ===========

Net loss allocated to the limited
   partners                                 $   (37,958)        $   (60,380)        $  (114,979)        $  (352,682)
                                            ===========         ===========         ===========         ===========

Net loss per limited partnership
  unit                                      $     (0.06)        $     (0.09)        $     (0.17)        $     (0.51)
                                            ===========         ===========         ===========         ===========

Weighted average number of units                685,647             685,647             685,647             685,647
                                            ===========         ===========         ===========         ===========




                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF CASH FLOWS



                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                        ----------------------------    ----------------------------

                                                             1996           1995            1996            1995
                                                        ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $   (38,341)    $   (60,990)    $  (116,141)    $  (356,244)
Adjustments to reconcile net loss to
 net cash provided by (used in)
operating activities:
      Provision for doubtful accounts                            --           1,997              --           3,259
    Write-off of unamortized loan costs                       9,082              --           9,082              --
      Amortization of capitalized leasing
        costs                                                   622           1,613           1,612           7,780
      Depreciation and amortization                          39,875          44,359         122,220         266,470
      Changes in assets and liabilities:
        Cash and equivalents - restricted                   (21,299)        (23,718)        (64,799)        (59,821)
        Accounts receivable                                   9,432          16,156          36,636          41,354
        Deferred leasing commissions                          3,779           3,359           9,714          21,862
        Other assets                                          6,354           6,674         (16,403)         (4,054)
        Accounts payable - operations                        (2,390)         31,632          99,780          18,705
        Security deposits                                       265            (191)            466             907
        Other liabilities                                    23,049          21,514          63,592          19,762
                                                        -----------     -----------     -----------     -----------

   Net cash provided by (used in)
      operating activities                                   30,428          42,405         145,759         (40,020)
                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                                                 (1,699)        (46,740)        (24,879)       (138,056)
Increase in cash and equivalents -
   restricted                                                    --              --              --         (14,386)
Decrease in cash and equivalents -
   restricted                                                    --           3,383           1,725          15,219
                                                        -----------     -----------     -----------     -----------

   Net cash used in investing activities                     (1,699)        (43,357)        (23,154)       (137,223)
                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                             2,187,180              --       2,187,180              --
Principal payments on mortgages and
   notes payable                                         (2,146,497)        (31,859)     (2,230,710)       (103,287)
Capital contribution by a joint
   venture partner                                               --              --              --          94,275
Additions to loan costs                                     (16,981)             --         (46,274)        (18,156)
                                                        -----------     -----------     -----------     -----------

   Net cash provided by (used in)
      financing activities                                   23,702         (31,859)        (89,804)        (27,168)
                                                        -----------     -----------     -----------     -----------

   Net increase (decrease) in cash and
      equivalents                                            52,431         (32,811)         32,801        (204,411)
CASH AND EQUIVALENTS, beginning of
   period                                                    16,639          72,688          36,269         244,288
                                                        -----------     -----------     -----------     -----------

CASH AND EQUIVALENTS, end of period                     $    69,070     $    39,877     $    69,070     $    39,877
                                                        ===========     ===========     ===========     ===========

Interest paid on a cash basis                           $    87,560     $    96,289     $   275,719     $   544,142
                                                        ===========     ===========     ===========     ===========

                            NTS-PROPERTIES PLUS LTD.

                          NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1996 and 1995.

1.    Cash and Equivalents - Restricted

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

3.    Mortgages and Notes Payable

      Mortgages and notes payable consist of the following:


                                               September 30,     December 31,
                                                   1996              1995
                                              --------------    ---------------

     Mortgage payable to an insurance
     company bearing interest at a fixed
     rate of 8.5%, due November 15,
     2005, secured by land and building       $   1,649,680     $    1,736,192

     Mortgage  payable to an insurance
     company bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                   754,220                 --

     Mortgage  payable to an insurance
     company bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                   722,926                 --

     Mortgage  payable to an insurance
     company bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                   701,018                 --

     Note  payable to a bank  bearing
     interest  at a fixed  rate of 10.6%,
     due January 31, 1998, secured by
     land and building                                   --          1,156,943

     Note payable to a bank bearing
     interest at a fixed rate of 10.6%,
     due January 31, 1998, secured by
     land and building                                   --            721,518

                              (continued next page)

                                              September 30,      December 31,
                                                  1996               1995
                                            ----------------    --------------

     Note  payable to a bank bearing
     interest at a fixed rate of 10.6%,
     due January 31, 1998, secured by
     land                                   $            --     $     155,114

     Note payable to a bank bearing
     interest at a fixed rate of 10.6%,
     due January 31, 1998, secured by
     land                                                --            58,869

     Note payable to a bank bearing
     interest at a fixed rate of 10.6%,
     due January 31, 1998, secured by
     land                                                --            42,738
                                            ---------------     -------------
                                            $     3,827,844     $   3,871,374
                                            ===============     =============

      Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long term debt approximates carrying value.

4.    Related Party Transactions

      Property  management  fees  of  $39,964  and  $46,890  were  paid  to  NTS
      Development Company, an affiliate of the General Partner of the Partnership, during the nine months ended September 30, 1996 and 1995, respectively. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $931 and $5,068 as a repair and maintenance fee during the nine months ended September 30, 1996 and 1995, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.

                                        1996                   1995
                                --------------------    -------------------

          Administrative        $             84,897    $            88,244
          Leasing                             14,520                 30,898
          Property manager                    21,857                 26,955
          Other                                4,124                  3,049
                                --------------------    -------------------

                                $            125,398    $           149,146
                                ====================    ===================

      Accounts payable - operations includes approximately $193,000 and $113,000 due NTS Development Company at September 30, 1996 and December 31, 1995, respectively.

5.    Reclassification of 1995 Financial Statements

      Certain  reclassifications  have  been  made  to the  September  30,  1995
      financial   statements   to   conform   with  the   September   30,   1996
      classifications. These reclassifications have no effect on previously reported operations.

6.    Subsequent Event

      Subsequent to September 30, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $25,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase up to 35,714 Units at a currently contemplated price of $.70 per Unit. The Partnership notified the limited partners by letter dated November 6, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:



                                                            1996        1995
                                                            ----        ----

Wholly-owned Property
---------------------

Lakeshore Business Center Phase II (See L/U II            See below   See below
Joint Venture below)                                         (1)         (1)

Property owned in Joint Venture with NTS-
Properties V (ownership % at September 30,1996)
-----------------------------------------------

University Business Center Phase II (See L/U II           See below   See below
Joint Venture below)                                         (1)         (1)

Property owned in Joint Venture with NTS-
Properties IV and NTS-Properties VII, Ltd.
(ownership % at September 30, 1996)
-----------------------------------

Blankenbaker Business Center 1A (39%)                       100%        100%

Properties  owned  through  Lakeshore/University  II
Joint Venture (L/U II JointVenture) (ownership %
at September 30, 1996)
----------------------------------------------------

Lakeshore Business Center Phase I (12%)                      97%         87%
                                                                         (2)

Lakeshore Business Center Phase II (12%)                     83%         73%

University Business Center Phase II (12%)                   100%        100%

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See below for a discussion regarding the change.

(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.












                 (Results of Operations continued on next page)

---------------------------------

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1996 and 1995 was as follows:


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                    ---------------------  ---------------------

                                       1996       1995       1996        1995
                                    ---------  ----------  ---------  ----------

Wholly-owned Property
---------------------

Lakeshore Business Center
Phase II (See L/U II Joint
Venture below)                           N/A        N/A        N/A    $   98,182
                                                                             (1)

Property owned in Joint
Venture with NTS-Properties V
(ownership % at September 30,
1996)
-----------------------------

University Business Center
Phase II (See L/U II Joint
Venture below)                           N/A        N/A        N/A    $   82,123
                                                                             (1)

Property owned in Joint
Venture with NTS-Properties
IV and NTS-Properties VII,
Ltd. (ownership % at
September 30, 1996)
---------------------------

Blankenbaker Business Center        $   91,554 $   91,646  $ 274,611  $  271,618
1A (39%)

Properties owned through
Lakeshore/University II Joint
Venture (L/U II Joint
Venture) (ownership % at
September 30, 1996)
-----------------------------

Lakeshore Business Center
Phase I (12%)                       $   43,189 $   35,861  $ 130,736  $   94,267
                                                                             (2)
Lakeshore Business Center
Phase II (12%)                      $   36,553 $   37,355  $ 105,442  $  103,034

University Business Center
Phase II (12%)                      $   38,268 $   37,514  $ 113,777  $  102,016

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to September 30, 1995 is reflected below (see L/U II Joint Venture). See below for a discussion regarding this change.

(2) The Partnership obtained an interest in this property during the first quarter of 1995. See below for a discussion regarding this change.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 was not significant.

---------------------------------

The 10% increase in occupancy at Lakeshore Business Center Phase I from September 30, 1995 to September 30, 1996 can be attributed to seven new leases totalling approximately 19,500 square feet, which includes approximately 6,900 square feet in expansions by three current tenants. The new leases and expansions are partially offset by three tenants, who occupied a total of approximately 5,200 square feet, vacating the premises at the end of the lease terms. Average occupancy increased from 84% (1995) to 97% (1996) for the three months ended September 30 and increased from 81% (1995) to 98% (1996) for the nine month period. Rental and other income increased at Lakeshore Business Center Phase I for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 primarily as a result of the increase in average occupancy and a decrease in the provision for doubtful accounts. The increase in rental and other income for the nine months ended September 30, 1996 is also due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase I as a result of the formation of the Lakeshore/University II Joint Venture (L/U II Joint Venture) in January 1995. (See below for a discussion regarding the Joint Venture.)

Subsequent to September 30, 1996, an approximately 5,000 square foot tenant vacated Lakeshore Business Center Phase I prior to the end of the lease term. As a result of this tenant move-out, the business center's occupancy has decreased to 92%.

The 10% increase in occupancy at Lakeshore Business Center Phase II from September 30, 1995 to September 30, 1996 can be attributed to three new leases totalling approximately 13,800 square feet and expansions by two current tenants totalling approximately 7,000 square feet. Partially offsetting the new leases are two tenant move-outs totalling approximately 5,100 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. The two move-outs represent tenants who vacated prior to the end of the lease term but are continuing to pay rent through the end of the lease term (September 1996 and August 1997). Average occupancy at Lakeshore Business Center Phase II increased from 77% (1995) to 81% (1996) for the three months ended September 30 and decreased from 79% (1995) to 78% (1996) for the nine month period. Overall, rental and other income decreased at Lakeshore Business Center Phase II for the nine months ended September 30, 1996 as compared to the same period in 1995 primarily as a result of a decrease in rental rates on lease renewals. As discussed in prior filings, prior to the Ft. Lauderdale area experiencing an economic downturn, the property was able to negotiate higher net effective rental rates than current market rental rates. As a result, the leases that were renewed at the end of 1995 and the beginning of 1996 renewed at a lower net effective rental rate. The decrease in rental and other income for the nine month period can also be attributed to the Partnership's decreased ownership in Lakeshore Business Center Phase II. (See below for a discussion regarding this change.) The change in rental and other income at Lakeshore Business Center Phase II for the three month period was not significant.

As of September 30, 1996, Lakeshore Business Center Phase II had approximately 3,900 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the fourth quarter. With the new lease, the business center's occupancy should improve to 87%.

Philip Crosby Associates, Inc. ("PCA") has leased 100% of University Business Center Phase II. The lease term is for seven years, and the tenant took occupancy in April 1991. The tenant has currently sub-leased approximately 70,000 square feet (or 91%) of University Business Center Phase II. Of the total being sub-leased, approximately 59,000 square feet (or 84%) is being leased by Full Sail Recorders, Inc. (a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership). In December 1995, Full Sail Recorders, Inc. ("Full Sail") signed a 33-month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from PCA. The lease term commences April 1998 when PCA's lease ends. As part of the lease negotiations, Full Sail will receive a $200,000 tenant finish allowance, of which approximately $92,000 will be reimbursed by Full Sail over a 27-month period which began January 1996. The Joint Venture has received notice that PCA will not renew its lease when it expires in April 1998. At this time it is not known whether the other sublessees will sign lease renewals with the Joint Venture.

---------------------------------

The decrease in rental and other income at University Business Center Phase II for the nine months ended September 30, 1996 as compared to the same period in 1995 is due to a decrease in common area expense reimbursements. The tenant reimburses the Joint Venture for common area expenses as part of the lease agreement. The decrease in rental and other income for the nine month period can also be attributed to the Partnership's decreased ownership of University Business Center Phase II. (See below for a discussion of this change.) The decrease in rental and other income for the nine month period is partially offset by a rent escalation based upon an increase in the consumer price index. The change in rental and other income at University Business Center Phase II for the three month period was not significant.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the nine months ended September 30, 1996 and 1995.

The change in interest and other income for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 was not significant.

The decrease in operating expenses for the nine months ended September 30, 1996 as compared to the same period in 1995 is primarily a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion regarding the Joint Venture.) The increase in operating expenses for the three months ended September 30, 1996 as compared to the same period in 1995 is the result of increased legal fees incurred at Lakeshore Business Center Phase I.

The decrease in operating expenses - affiliated for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 can be attributed to a decrease in leasing costs at Blankenbaker Business Center 1A. The decrease in operating expenses - affiliated during the nine month period can also be attributed to a decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in 1995. (See below for further discussion regarding the Joint Venture.) Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1996 write-off of unamortized loan costs relate to loan costs associated with the Lakeshore/University II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998). See the Liquidity and Capital Resources section in this item for further discussion.

The decrease in amortization of capitalized leasing costs for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is due primarily to costs capitalized during initial lease-up at University Business Center Phase II becoming fully amortized in 1995.

Interest expense has decreased for the nine months ended September 30, 1996 as compared to the same period in 1995 primarily as a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion regarding the Joint Venture.) Debt totalling approximately $16.7 million was contributed by the Partnership to the Joint Venture. The decrease in interest expense for the three month and nine month periods can also be attributed to continued principal payments and a lower interest rate on the permanent financings the L/U II Joint Venture obtained on July 23, 1996. See the Liquidity and Capital Resources section for a discussion regarding the new mortgages.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The decrease in management fee expense for the nine months ended September 30, 1996 as compared to the same period in 1995 can be

---------------------------------

attributed to the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion of the Joint Venture.) The change in management fees for the three months ended September 30, 1996 as compared to the same period in 1995 was not significant.

The decrease in real estate taxes for the nine months ended September 30, 1996 as compared to the same period in 1995 is primarily a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion of the Joint Venture.) The change in real estate taxes for the three months ended September 30, 1996 as compared to the same period in 1995 was not significant.

The decrease in professional and administrative expenses for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is due primarily to a decrease in outside accounting fees.

The change in professional and administrative expenses - affiliated for the three month and nine month periods was not significant. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense has decreased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 due to a portion of the assets of the Partnership's joint venture properties becoming fully depreciated. The decrease in depreciation and amortization for the nine month period is also a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See below for further discussion of the Joint Venture.) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $6,900,000.00.

Liquidity and Capital Resources
-------------------------------

Cash provided by (used in) operations was $145,759 and $(40,020) for the nine months ended September 30, 1996 and 1995, respectively. The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of September 30) were $69,070 and $39,877 as of September 30, 1996 and 1995, respectively.

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

On July 23, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 million ($6,025,000, $5,775,000 and $5,600,000). The outstanding balances of the loans at September 30, 1996 were $6,000,163, $5,751,193 and $5,576,915, respectively. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at September 30, 1996 was $754,220, $722,926 and $701,018, respectively. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008,

-------------------------------------------

and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Joint Venture's notes payable of approximately $16.8 million, which bore interest at a fixed rate of 10.6%, and to fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $2,000,000 or 12%. The notes which were paid off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

As of September 30, 1996, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $4,275,998. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1996 is $1,649,680. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The majority of the Partnership's 1996 cash flow was derived from operating activities. The majority of the Partnership's 1995 cash flow was derived from the use of cash reserves. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities in 1995 also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture. Cash flows provided by investing activities in 1996 were the result of a release of these escrow funds. Cash flows provided by investing activities in 1995 were the result of a release from the funds escrowed for tenant finish improvements at Lakeshore Business Center Phase II as required by a July 1993 loan extension agreement. Cash flows used in investing activities were funded by cash flow from operating activities and a capital contribution (see below). Cash flows provided by financing activities are from the L/U II Joint Venture debt refinancings (discussed above). Cash flows used in financing activities are for loan costs and principal payments on mortgages and notes payable. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's increase in cash which resulted from a capital contribution when the Joint Venture was formed on January 23, 1995 (see above for a discussion of the Joint Venture). The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

In the next 12 months, the demand on future liquidity will increase as a result of the three mortgage loans the L/U II Joint Venture obtained on July 23, 1996 (see discussion above). The Partnership also expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I and II and University Business Center Phase II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Due to the fact that no distributions were made during the nine months ended September 30, 1996 or 1995, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements

-------------------------------------------

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

As of September 30, 1996, the L/U II Joint Venture had a commitment for a $200,000 special tenant finish allowance, of which approximately $92,000 will be reimbursed by the tenant over a 27-month period which began in January 1996. This commitment is the result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail") which currently sub-leases approximately 59,000 square feet from Philip Crosby Associates, Inc. ("PCA") at University Business Center Phase
II. The Joint Venture anticipates that the allowance will be paid to Full Sail during the fourth quarter of 1996 and/or early 1997. PCA currently leases 100% of the business center through April 1998. Full Sail's lease term with the Joint Venture is for 33 months (April 1998 to December 2000). The Partnership's proportionate share of the net commitment ($200,000 less $92,000) is approximately $13,000 or 12%.

As of September 30, 1996, the L/U II Joint Venture has a commitment for approximately $65,000 of tenant finish improvements at Lakeshore Business Center Phase II. The Partnership's proportionate share of this commitment is approximately $8,000 or 12%. The commitment is the result of an expansion by a current tenant of its existing space by approximately 3,900 square feet. The tenant is expected to take occupancy of the expansion space in the fourth quarter of 1996.

The Partnership had no other material commitments for renovations or capital improvements at September 30, 1996.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1996 in the land held for development is approximately $97,000. The Joint Venture currently has a contract for the sale of .7 acres of this land for $175,000.

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

                  None.

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

                                              NTS-PROPERTIES PLUS, LTD.
                                                   (Registrant)

                                  BY:    NTS-Properties Plus Associates
                                         BY:   NTS Capital Corporation,
                                               General Partner

                                               /s/    John W. Hampton
                                               ------------------------------
                                                      John W. Hampton
                                                      Senior Vice President


Date:     November 11, 1996