Form 10-K
period 1996-12-31
NTS PROPERTIES PLUS LTD
filed 1997-03-31
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

  (Mark One)

         X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended    December 31, 1996

                                            OR

        ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from            to

                  Commission file number    0-18952

                           NTS-PROPERTIES PLUS LTD.
                           ------------------------
            (Exact name of a registrant as specified in its charter)

             Florida                                61-1126478
             -------                                ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

10172 Linn Station Road
Louisville, Kentucky                                 40223
--------------------                                 -----
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code      (502) 426-4800
                                                        ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES  X         NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 49
Total Pages: 53

                                TABLE OF CONTENTS




                                                                        Pages
                                                                        -----


                                     PART I

Items 1 and 2       Business and Properties                              3-16
Item 3              Legal Proceedings                                      16
Item 4              Submission of Matters to a Vote of Security
                     Holders                                               16


                                   PART II

Item 5              Market for the Registrant's Limited Partnership
                     Interests and Related Partner Matters                 17
Item 6              Selected Financial Data                                18
Item 7              Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      19-29
Item 8              Financial Statements and Supplementary Data         30-45
Item 9              Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                46


                                  PART III

Item 10             Directors and Executive Officers of the
                     Registrant                                            46
Item 11             Management Remuneration and Transactions               47
Item 12             Security Ownership of Certain Beneficial
                     Owners and Management                                 47
Item 13             Certain Relationships and Related
                     Transactions                                       47-48


                                                 PART IV

Item 14             Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K                            49-52


Signatures                                                                 53

                                     PART I

Items 1. and 2.  Business and Properties

General
-------

Some of the statements included in Items 1 and 2, Business and Properties, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

NTS-Properties Plus Ltd. (the "Partnership") is a limited partnership which was organized under the laws of the State of Florida on April 30, 1987. The general partner is NTS-Properties Plus Associates (a Kentucky limited partnership). As of December 31, 1996 the Partnership owned the following properties:

      - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky. NTS-Properties Plus Ltd. contributed the completed building to the joint venture between the Partnership and NTS-Properties VII, Ltd., an affiliate of the general partner of the Partnership. It had previously acquired the completed building from an affiliate of the Partnership. In 1994, NTS-Properties IV., Ltd. ("NTS-Properties IV"), an affiliate of the general partner of the Partnership, was admitted as a partner to the joint venture. The Partnership's percentage interest in the joint venture was 39% at December 31, 1996.

      - A joint venture interest in the Lakeshore/University II Joint Venture (L/U II Joint Venture). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties IV, NTS- Properties V and NTS/Ft. Lauderdale, Ltd., affiliates of the general partner of the Partnership. The Partnership's percentage interest in the joint venture was 12% at December 31, 1996. A description of the properties owned by the L/U II Joint Venture appears below:

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

-------------------

The joint ventures in which the Partnership is a partner has a fee title interest in the above properties. The General Partner believes that the Partnership's properties are adequately covered by insurance.

Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties VII, Ltd. and NTS-Properties IV, is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1996 was $4,198,030. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1996 is $1,619,600. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The properties owned by the L/U II Joint Venture, a joint venture between the Partnership, NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., are encumbered by mortgages payable to an insurance company as follows:

          Loan Balance
          at 12/31/96                 Encumbered Property
          -----------                 -------------------
          $5,924,638                  Lakeshore Business Center Phase II
          $5,678,802                  University Business Center Phase II
          $5,506,717                  Lakeshore Business Center Phase I

The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1996 was $744,727, $713,826 and $692,194, respectively. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

For a further discussion regarding the terms of the debt financings, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and/or cash reserves.

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy in April 1991. During the years ended December 31, 1994, 1995, and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 81,000 square feet, (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 92%). Of the total being sub-leased, approximately 69,000 square feet (or 85%) is being leased by Full Sail Recorder's, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During 1994, 1995 and

-------------------

1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounts for approximately 18% of the partnership's total revenues. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub- lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for the remaining approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's
proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

Subsequent to December 31, 1996, the L/U II Joint Venture made a commitment of approximately $55,000 for tenant finish improvements at Lakseshore Business Center Phase I as a result of a lease renewal and expansion. The expansion increases the tenant's current leased space by approximately 2,000 square feet and the renewal extends the lease for five years. The Partnership's proportionate share of the commitment is approximately $6,900 or 12%. The project is expected to be completed during the second quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements at December 31, 1996.

On July 23, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The outstanding balances of the loans at December 31, 1996 were $5,924,638, $5,678,802 and $5,506,717, respectively, for a total of $17,110,157. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1996 was $744,727, $713,826 and $692,194, respectively, for a total of $2,150,747. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Joint

--------------------

Venture's notes payable of approximately $16.8 million which bore interest at a fixed rate of 10.6% and to fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $2,000,000 or 12%. The notes which were paid off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

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

The Partnership intends to hold the Joint Venture interests until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives, or it appears that such objectives will not be met. In deciding whether to sell a Joint Venture interest, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including interest, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners.

The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months. Additionally, the outparcel building sites owned by the L/U II Joint Venture are being marketed for sale.

Blankenbaker Business Center 1A
-------------------------------

Prudential Service Bureau, Inc. has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which excludes the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all space leased as of December 31, 1996 was $7.48. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. Prudential Service Bureau, Inc. is a professional service- oriented organization which deals in insurance claim processing. The occupancy level at the business center as of December 31, 1996, 1995, 1994, 1993 and 1992 was 100%.

Items 1. and 2. Business and Properties - Continued

Blankenbaker Business Center 1A - Continued
-------------------------------------------

The following table contains approximate data concerning the lease in effect on December 31, 1996:

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


Lakeshore Business Center Phase I
---------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $9.11 to $12.47 per square foot for first floor office space, $5.69 to $7.80 per square foot for first floor service space and $8.75 to $11.25 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1996 was $9.96. Space is ordinarily leased for between one and eight years with the majority of current square footage being leased for a term of five years. Current leases expire between 1997 and 2002. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1996, there were 33 tenants leasing office space (first and second floor) and service space aggregating approximately 95,651 square feet of rentable area. The tenants who occupy
Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include health care services, telemarketing services and management offices for both a cellular communications chain and a soft drink company. One tenant leases more than 10% of Lakeshore Business Center Phase I's rentable area: U. S. Homecare Infusion Therapy Products of Florida (11.7%). The occupancy levels at the business center as of December 31 were 92% (1996 and 1995), 80% (1994), 58% (1993) and 55%
(1992). The Partnership acquired an interest in this property as a result of its capital contribution to the L/U II Joint Venture as discussed below.

The following table contains approximate data concerning the leases in effect on December 31, 1996.

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

Lakeshore Business Center Phase I - Continued
---------------------------------------------

Other Tenants:                                   Current Base
                                Sq. Ft. and      Annual Rental
                                 % of Net      and % of Gross
      No. of       Year of       Rentable        Base Annual    Renewal
      Tenants     Expiration       Area            Rental       Options
      -------     ----------       ----            ------       -------

         5           1997     10,326 (10.0%)  $101,472 (10.7%)  None
        12           1998     21,554 (21.1%)  $212,263 (22.3%)  None
         6           1999     29,999 (29.0%)  $290,436 (30.5%)  4 Three-Year
         6           2000     17,322 (16.7%)  $169,356 (17.8%)  2 Three-Year
         None        2001           --               --             --
         3           2002      4,369 ( 4.2%)  $ 43,224 ( 4.6%)  2 Three-Year


Lakeshore Business Center Phase II
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $9.97 to $12.02 per square foot for first floor office space, $6.52 per square foot for first floor service space and $9.80 to $14.95 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1996 was $11.21. Space is ordinarily leased for between one and seven years with the majority of current square footage being leased for a term of three years. Current leases expire between 1997 and 2002. Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1996, there were 19 tenants leasing office space (first and second floor) and service space aggregating approximately 84,835 square feet of rentable area (1). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include health care services, insurance and management offices for the Florida state lottery. Three tenants lease more than 10% of Lakeshore Business Center Phase II's rentable area: Northwest Medical Center, Inc. (10.4%), Progressive American Insurance (10.9%) and Lambda Physik (11.1%). The occupancy levels at the business center as of December 31 were 89% (1996), 72% (1995), 78% (1994), 75%
(1993) and 84% (1992).

The following table contains approximate data concerning the leases in effect on December 31, 1996:

Major Tenants:

                                                Current Base
                                 Sq. Ft. and   Annual Rental
                                  % of Net    and % of Gross
                      Year of     Rentable      Base Annual     Renewal
       Name         Expiration     Area(1)        Rental        Options
       ----         ----------     -------        ------        -------

Northwest Medical
 Center,Inc            2000    10,132 (10.4%) $120,636 (12.7%)  None

Progressive American
 Insurance             1999    10,580 (10.9)  $127,176 (13.4%)  1 Three-Year

Lambda Physik          2002    10,829 (11.1%) $119,112 (12.5%)  1 Five-Year


(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.

Lakeshore Business Center Phase II - Continued
----------------------------------------------

Other Tenants:
                                            Current Base
                           Sq. Ft. and      Annual Rental
                            % of Net       and % of Gross
   No. of      Year of      Rentable        Base Annual      Renewal
  Tenants    Expiration     Area (1)          Rental         Options
  -------    ---------- ----------------  ----------------   ----------
     4          1997      16,031 (16.4%)  $174,654 (18.4%)   None
     3          1998       8,807  (9.0%)  $100,816 (10.6%)    (2)
     4          1999      11,566 (11.9%)  $128,970 (13.6%)   1 Three-Year
     4          2000       9,819 (10.1%)  $109,282 (11.5%)   None
     1          2001       7,071  (7.3%)  $ 70,704  (7.4%)   None

(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.
(2)   1 Two-Year and 1 Three-Year.

University Business Center Phase II
-----------------------------------

Philip Crosby Associates, Inc. has leased 100% of University Business Center Phase II. (See above for a further discussion regarding Crosby and its lease with the Joint Venture). The annual base rent, which does not include the cost of utilities, is $13.00 per square foot for first floor office space, $8.50 per square foot for first floor service space, $14.00 per square foot for second floor office space and $13.00 per square foot for mezzanine office space. The average base annual rental for all types of space leased as of December 31, 1996 was $12.43. The lease term is for seven years and expires in 1998. Philip Crosby Associates, Inc. is a professional service oriented organization which specializes in quality control seminars. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31 was 99%
(1996), 95% (1995) and 100% (1994, 1993 and 1992).

The following table contains approximate data concerning the lease in effect as of December 31, 1996:

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

(1) Rentable area includes only first floor (office and service) square feet ans second floor office square feet. (See above for discussions on sublet space.)

Additional operating data regarding the Partnerships properties is furnished in the following table.

                               Federal      Realty          Annual
                              Tax Basis    Tax Rate     Realty Taxes
                              ---------    --------     ------------
Property Owned in Joint
Venture with NTS-
Properties IV and NTS-
Properties VII, Ltd.
--------------------
Blankenbaker Business
Center 1A                   $ 7,356,545    $.011000         $ 68,090

Properties Owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)
---------------------
Lakeshore Business Center
Phase I                      10,087,575     .026559          145,704
Lakeshore Business Center
Phase II                     12,105,721     .026559          131,503
University Business
Center Phase II               7,104,723     .020111          107,508

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The estimated realty taxes on planned renovations, primarily tenant improvements, is not material.

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

----------------------------------------

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

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. With this expansion, Prudential now occupies 100% of the business center. The Partnership was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capitalrequired for the project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS- Properties VII, Ltd., the capital necessary with respect to the project. The Partnership agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the Joint Venture were calculated with the admission of NTS-Properties IV. No future contributions are anticipated as of December 31, 1996.

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

----------------------------------------

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 39% at December 31, 1996.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1996.

NTS University Boulevard Joint Venture - On January 3, 1989, the Partnership entered into a joint venture agreement with NTS-Properties V to develop, construct, own and operate Phase II of the University Business Center development in Orlando, Florida. NTS-Properties V contributed land valued at $1,460,000 and the Partnership contributed development and carrying costs of approximately $8 million. In connection with the construction of University Business Center Phase I, NTS-Properties V incurred the cost of developing certain common areas which are used by both University Business Center Phase I and Phase II. In 1989, the Partnership paid approximately $747,000 to NTS-Properties V for Phase II's share of the common area costs. During the second quarter of 1994, NTS-Properties V made an approximately $79,000 capital contribution to the Joint Venture. The capital contribution raised NTS-Properties V's ownership interest percentage from 16% to 17% and reduced the Partnership's ownership percentage from 84% to 83%. The contribution was made to fund a portion of the Joint Venture's operating costs. On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed L/U II Joint Venture. See below for a discussion of the Lakeshore/University II Joint Venture.

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

----------------------------------------

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

      Lakeshore Business Center Phase II        NTS-Properties Plus Ltd.

      Undeveloped land adjacent to the          NTS-Properties Plus Ltd.
      Lakeshore Business Center
      development (3.8 acres)

      Undeveloped land adjacent to the          NTS/Fort Lauderdale, Ltd.
      Lakeshore Business Center
      development (2.4 acres)

      University Business Center Phase II       NTS-Properties V and NTS-
                                                Properties Plus Ltd.

The term of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)    December 31, 2030.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 12% partnership interest in the joint venture.

----------------------------------------

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

        Loan Balance
         at 12/31/96                       Encumbered Property
         -----------                       -------------------

         $5,924,638                 Lakeshore Business Center Phase II
         $5,678,802                 University Business Center Phase II
         $5,506,717                 Lakeshore Business Center Phase I

The loans are recorded as liabilities of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1996 is $2,150,747 ($744,727, $713,826, $692,194). The mortgages bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 12% at December 31, 1996.

The Partnership had no liability for funding losses of the joint venture as of December 31, 1996.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1996, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Plus Associates, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Plus Associates. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received $53,080 for the year ended December 31, 1996. The fee is equal to 6% of gross revenues from the Partnership's properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1996, the Management Agreement is still in effect.

Conflict of Interest
--------------------

Because the principals of the general partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arm's length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification by the Partnership of the General Partner for liability resulting from errors in judgment or certain acts or omissions. The general partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future, in addition to those existing properties which may compete directly or indirectly.

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

--------------------------------

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

Item 4.  Submission of Matters to Vote of a Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 1,065 limited partners as of February 27, 1997. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1996 financial statements.

No distributions were paid during 1996, 1995 or 1994. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 1996, 1995 or 1994, the table which presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis has been omitted.


Item 6.  Selected Financial Data

For the years ended December 31, 1996, 1995, 1994, 1993 and 1992.


                                      1996             1995             1994            1993           1992
                                  ------------     -------------    -------------   -----------     ----------

Total revenue                     $    833,162    $    955,654    $  2,722,728    $  2,756,319    $  2,780,543

Total expenses                        (978,219)     (1,341,884)     (4,525,894)     (4,510,386)     (7,315,266)
                                  ------------    ------------    ------------    ------------    ------------

Net loss                          $   (145,057)   $   (386,230)   $ (1,803,166)   $ (1,754,067)   $ (4,534,723)
                                  ============    ============    ============    ============    ============

Net income (loss)
 allocated to:
 General partner                  $     (1,451)   $     (3,862)   $    (18,032)   $    (17,541)   $    (45,347)
 Limited partners                 $   (143,606)   $   (382,368)   $ (1,785,134)   $ (1,736,526)   $ (4,489,376)

Net income (loss) per
limited partnership unit          $      (0.21)   $      (0.56)   $      (2.60)   $      (2.53)   $      (6.55)

Weighted average number
 of limited partnership
 units                                 685,634         685,647         685,647         685,647         685,647

Cumulative net income
(loss) allocated to:
  General partner                 $   (122,164)   $   (120,713)   $   (116,851)   $    (98,819)   $    (81,278)
  Limited partners                $(12,094,247)   $(11,950,641)   $(11,568,273)   $ (9,783,139)   $ (8,046,613)

Cumulative taxable income
(loss) allocated to:
  General partner                 $    (42,315)   $    (51,054)   $    (48,829)   $    (45,647)   $    (53,928)
  Limited partners                $ (6,241,493)   $ (6,244,619)   $ (6,088,037)   $ (5,487,478)   $ (5,165,445)

Distributions declared:
 General partner                  $       --      $       --      $       --      $       --      $       --
 Limited partners                 $       --      $       --      $       --      $       --      $       --

Cumulative distributions
 declared:
  General partner                 $     20,592    $     20,592    $     20,592    $     20,592    $     20,592
  Limited partners                $  2,038,520    $  2,038,520    $  2,038,520    $  2,038,520    $  2,038,520

At year end:
Land, buildings and
 amenities                        $  1,121,097    $  1,254,828    $ 14,902,218    $ 18,078,427    $ 19,560,454

Total assets                      $  1,571,288    $  1,720,292    $ 17,507,720    $ 20,972,344    $ 22,627,262

Mortgages and notes
 payable                          $  3,770,347    $  3,871,374    $ 18,612,183    $ 20,511,450    $ 20,715,318


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The occupancy levels at the Partnership properties as of December 31 were as follows:


                                   Percentage
                                    Ownership
                                      at
                                    12/31/96      1996       1995        1994
                                    --------     ------     ------      ------


Wholly-owned Property
---------------------

Lakeshore Business Center Phase II                           See
(See L/U II Joint Venture below)         N/A        N/A     below         78%
                                         (1)                 (1)
Property owned in Joint Venture
with NTS-Properties V
---------------------

University Business Center Phase II                           See
(See L/U II Joint Venture below)         N/A        N/A      below        100%
                                         (1)                  (1)
Property owned in Joint Venture
with NTS-Properties IV and NTS-
Properties VII, Ltd.
--------------------

Blankenbaker Business Center 1A          39%       100%      100%         100%

Properties owned through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center Phase I        12%        92%       92%         80%
                                                                          (2)

Lakeshore Business Center Phase II       12%        89%       72%         See
                                                                         above
                                                                          (1)

University Business Center Phase II      12%        99%        95%        See
                                                                         above
                                                                          (1)

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See below for a discussion regarding this change.
(2) As of December 31, 1994, the Partnership did not have an interest in this property. See below for a discussion regarding this change.









                  (Results of Operations - continued next page)

---------------------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1996, 1995 and 1994 were as follows:


                             Percentage
                            Ownership at
                              12/31/96      1996        1995         1994
                           ------------   --------    --------      -------

Wholly-owned Property
---------------------

Lakeshore Business Center
Phase II (See L/U II Joint
Venture below)                 N/A        N/A       $   98,182    $1,259,257
                                                         (1)
Property owned in Joint
Venture with NTS-
Properties V
--------------------

University Business Center
Phase II (See L/U II Joint
Venture below)                 N/A        N/A       $   82,183    $  959,948
                                                         (1)
Property owned in Joint
Venture with NTS-
Properties IV and NTS-
Properties VII, Ltd.
--------------------

Blankenbaker Business
Center 1A                      39%   $  366,073     $  363,172    $  497,566

Properties owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)
---------------------

Lakeshore Business Center
Phase I                        12%   $  167,160     $  135,055       N/A (2)

Lakeshore Business Center
Phase II                       12%   $  146,021     $  135,324       N/A (3)

University Business Center
Phase II                       12%   $  152,052     $  139,477       N/A (3)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. The Partnership's proportionate share of rental and other income from January 23, 1995 to December 31, 1995 is reflected below (see L/U II Joint Venture). See below for a discussion regarding this change.
(2) During 1994, the Partnership did not have an interest in this property. See below for a discussion regarding the change which occurred during the first quarter of 1995.
(3) During the first quarter of 1995, the Partnership's ownership interest in this property changed. Rental and other income for 1994 is reflected above. See below for a discussion regarding this change.

---------------------------------

On August 16, 1994, Blankenbaker Business Center Joint Venture amended its joint venture agreement to admit NTS-Properties IV to the Joint Venture. In accordance with the Joint Venture Agreement Amendment NTS-Properties IV contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000. Additional capital was needed by the Blankenbaker Business Center Joint Venture to fund the tenant finish and leasing costs connected with the project discussed in the following paragraph. However, the Partnership was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for the project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. The general partner of the Partnership agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that the Partnership's joint venture interest would, as a result, decrease.

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

The Partnership's interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions by NTS-Properties IV and NTS- Properties VII, Ltd. The respective percentage interests of NTS-Properties IV and
NTS-Properties VII, Ltd. in the Joint Venture subsequent to these capital contributions were 30% and 31%.

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

Lakeshore Business Center Phase II          NTS-Properties Plus Ltd.

Undeveloped land adjacent to the            NTS-Properties Plus Ltd.
Lakeshore Business Center development
(3.8 acres)

Undeveloped land adjacent to the            NTS/Fort Lauderdale, Ltd.
Lakeshore Business Center development
(2.4 acres)

University Business Center Phase II         NTS-Properties V and NTS-Properties
                                            Plus Ltd.

Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture. In addition to the above, NTS- Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 12% partnership interest in the joint venture.

The general partner of the Partnership believes that the results of operations for 1995 and 1994 are not comparable and therefore, a discussion comparing the results of operations for these periods is not included due to the fact that the Partnership's ownership interest in the Blankenbaker Business Center Joint Venture changed from 69% to 39% on August 16, 1994 as a result of capital contributions made by affiliates of the general partner of the Partnership (as discussed above). Comparisons of the results of operations between 1995 and 1994 are also difficult because of the Partnership's investment in the L/U II Joint Venture (as discussed above). These changes in the Partnership's investments are permanent changes and will effect future results of operations.

Discussions regarding the change in occupancy levels from 1995 to 1996 and from 1994 to 1995 along with a discussion comparing the results of operations from 1995 to 1996 follows.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. See above for a further discussion of Prudential's 1994 lease renewal and expansion. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A from 1995 to 1996 was not significant.

---------------------------------

Year-ending occupancy at Lakeshore Business Center Phase I remained constant (92%) from 1995 to 1996. Six new leases totalling approximately 10,600 square feet, including approximately 3,400 square feet in expansion by two current tenants, are offset by five tenant move-outs totalling approximately 10,000 square feet. The five move-outs consist of two tenants (2,700 square feet) vacating at the end of the lease term, one tenant (1,600 square feet) exercising a termination option, and two tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space at another location (700 square feet - tenant paid rent through end of lease) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. Average occupancy at Lakeshore Business Center Phase I increased 13% from 84% in 1995 to 97% in 1996. Rental and other income increased from 1995 to 1996 primarily as a result of the increase in average occupancy. The increase in rental and other income is also due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase I as a result of the formation of the L/U II Joint Venture in January 1995. (See above for a discussion regarding the Joint Venture).

As of December 31, 1996, Lakeshore Business Center Phase I had 1,800 square feet of additional space leased to a current tenant. The tenant took occupancy in January 1997. Subsequent to December 31, 1996, one new lease for approximately 1,100 square feet and an expansion lease for approximately 2,000 square feet were signed at Lakeshore Business Center Phase I. The new tenant took occupancy during the first quarter of 1997 and the expansion lease is effective during the second quarter of 1997. With the new leases and expansion, the business center's occupancy should improve to 97% during the second quarter of 1997. There are no material commitments relating to the new leases. See the Liquidity and Capital Resources section of this item for the tenant finish commitment relating to the expansion lease.

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

The 17% increase in year-ending occupancy at Lakeshore Business Center Phase II from 72% (1995) to 89% (1996) can be attributed to five new leases totalling approximately 19,200 square feet which includes approximately 7,000 square feet in expansions by two current tenants. One tenant, Lambda Physik, accounts for nearly 11,000 square feet of the total new leases and has become the largest tenant in the building, occupying approximately 11% of the total building rentable square feet. Partially offsetting the new leases and expansion is one tenant move-out, totalling 2,800 square feet, vacating prior to the end of the lease term but continuing to pay rent through the end of the lease term (August
1997). Average occupancy at Lakeshore Business Center Phase II increased from 76% (1995) to 80% (1996). Overall, rental and other income at Lakeshore Business Center Phase II remained fairly constant from 1995 to 1996 despite a 4% increase in average occupancy. This is primarily a result of a decrease in rental rates on lease renewals. As discussed in prior filings, prior to the Ft. Lauderdale area experiencing an economic downturn, the property was able to negotiate higher net effective rental rates than current market rental rates. As a result, the leases that were renewed at the end of 1995 and the beginning of 1996 renewed at a lower net effective rental rate. The Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase II, however, decreased in 1996 as compared to 1995. This is due to the fact that the Partnership's ownership interest in Lakeshore Business Center Phase II, decreased as a result of the formation of the L/U II Joint Venture on January 23, 1995. (See above for a discussion regarding the Joint Venture).

---------------------------------

Subsequent to December 31, 1996, Lakeshore Business Center Phase II had approximately 5,100 square feet of additional space leased to two new tenants. The tenants took occupancy during the first quarter of 1997. With the new leases, the business center's occupancy has improved to 94%. There are no material tenant finish commitments relating to the new leases.

The 6% decrease in year-ending occupancy at Lakeshore Business Center Phase II from 1994 to 1995 can be attributed to four tenant move-outs totalling approximately 9,600 square feet and a downsizing by a current tenant of its existing space of approximately 6,000 square feet. Two of the move-outs, totalling approximately 5,800 square feet, represent tenants who vacated the premises at the end of the lease term. The third tenant, who occupied approximately 1,400 square feet, vacated the premises and ceased making rental payments in breach of the lease terms due to bankruptcy. The write-off of accrued income connected with this lease was not significant. The fourth tenant, who occupied approximately 2,400 square feet, vacated the premises prior to the end of the lease term but continued to pay rent through the end of the lease term (September 1996). Partially offsetting the tenant move-outs are six new leases for a total of approximately 9,700 square feet. Average occupancy at Lakeshore Business Center Phase II decreased from 78% (1994) to 76% (1995).

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased to 99% at December 31, 1996 and 95% at December 31, 1995. See below for a further discussion of Crosby and its leased space.

The Partnership's proportionate share of the rental and other income at University Business Center Phase II decreased from 1995 to 1996. The decrease is due to the fact that the partnership's ownership interest in University Business Center Phase II decreased as a result of the formation of the L/U II Joint Venture in January 1995. (See above for a discussion of the Joint Venture). Overall, rental and other income at University Business Center Phase II remained fairly constant from 1995 to 1996.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it has thought there could be a possible collection. There have been no funds recovered as a result of these actions during 1996, 1995 or 1994.

The decrease in interest and other income from 1995 to 1996 is primarily due to the fact that the 1995 balance includes proceeds from the sale of furniture from a defaulted tenant's suite at Lakeshore Business Center Phase II (recorded as other income). There was no similar income during 1996.

The decrease in operating expenses from 1995 to 1996 is primarily a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See above for further discussion regarding the Joint Venture.) There were no significant fluctuations in operating expenses at Blankenbaker Business Center 1A.

Operating expenses - affiliated decreased from 1995 to 1996 due to the decrease in ownership of certain properties which were contributed to the L/U II Joint
Venture in 1995. (See above for a discussion regarding the Joint Venture.) Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

---------------------------------

The 1996 write-off of unamortized loan costs relate to loan costs associated with the Lakeshore/University II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998). See the Liquidity and Capital Resources section of this item for further discussion.

Amortization of capitalized leasing costs decreased in 1996 as compared to 1995 as a result of costs capitalized during initial lease-up at University Business Center Phase II becoming fully amortized in 1995.

Interest expense decreased from 1995 to 1996 primarily as a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See above for further discussion regarding the Joint Venture.) Debt totalling approximately $16.7 million was contributed by the Partnership to the Joint Venture. The decrease in interest expense can also be attributed to continued principal payments and a lower interest rate on the permanent financings the L/U II Joint Venture obtained July 23, 1996. See the Liquidity and Capital Resources section of this item for a discussion regarding the new mortgages.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. The decrease in management fee expense in 1996 as compared to 1995 can be attributed to the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See above for further discussion of the Joint Venture.)

The decrease in real estate taxes from 1995 to 1996 is primarily a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See above for a discussion of the Joint Venture.)

The decrease in professional and administrative expenses from 1995 to 1996 is primarily due to a decrease in outside accounting fees.

The change in professional and administrative expenses - affiliated from 1995 to 1996 is not significant. Professional and administrative expenses affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation expense decreased from 1995 to 1996 due to a portion of the assets at the Partnership's Joint Venture properties becoming fully depreciated. The decrease is also a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See above for further discussion of the Joint Venture.) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $6,800,000.

Capital Resources and Liquidity
-------------------------------

Cash provided by (used in) operations was $184,907 (1996), ($4,724) (1995) and $402,028 (1994). The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the

-------------------------------------------

Partnership's balance sheet as of December 31) were $42,944, $36,269 and $244,288 at December 31, 1996, 1995 and 1994, respectively.

On July 23, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totalling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The outstanding balances of the loans at December 31, 1996 were $5,924,638, $5,678,802 and $5,506,717, respectively, for a total of $17,110,157. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at December 31, 1996 was $744,727, $713,826 and $692,194, respectively, for a total of $2,150,747. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Joint Venture's notes payable of approximately $16.8 million, which bore interest at a fixed rate of 10.6%, and to fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $2,000,000 or 12%. The notes which were paid off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

As of December 31, 1996, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,198,030. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1996 is $1,619,600. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The majority of the Partnership's 1996 and 1994 cash flows were derived from operating activities. The majority of the Partnership's 1995 cash flow was derived from the use of cash reserves. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities in 1995 also include cash which is being escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture. Cash flows provided by investing activities in 1995 to 1996 were the result of a release of these escrow funds. Cash flows provided by investing activities in 1995 and 1994 were also the result of a release from the funds escrowed for tenant finish improvements at Lakeshore Business Center Phase II, as required by a 1993 loan extension agreement. Cash flows used in investing activities were funded by cash flow from operating activities and capital contributions (as discussed above). Cash flows provided by financing activities are from the debt refinancings of the L/U II Joint Venture (1996 - discussed above) and the Blankenbaker Business Center Joint Venture (1994). Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and repurchases of limited partnership Units. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's (1995) and Blankenbaker Business Center Joint Venture's (1994) increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets,

-------------------------------------------

liabilities, revenues, expenses and cash flows. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

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

Due to the fact that no distributions were made during 1996, 1995 or 1994, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

At December 31, 1996, none of the Partnership's properties were in the construction stage.

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

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term if for seven years, and the tenant took occupancy in April 1991. During the years ended December 31, 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their term, approximately 81,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 92%). Of the total being sub-leased, approximately 69,000 square feet (or 85%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During 1994, 1995 and 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounts for approximately 18% of the partnership's total revenues. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which

-------------------------------------------

increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for the remaining approximately 21,000 quare feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when Crosby's lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The sources of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

Subsequent to December 31, 1996, the L/U II Joint Venture made a commitment of approximately $55,000 for tenant finish improvements at Lakeshore Business Center Phase I as a result of a lease renewal and expansion. The expansion increases the tenant's current leased space by approximately 2,000 square feet and the renewal extends the lease for five years. The Partnership's proportionate share of the commitment is approximately $6,900 or 12%. The project is expected to be completed during the second quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements at December 31, 1996.

On November 6, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $25,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With these funds, the Partnership will be able to repurchase 35,714 Units at a price of $0.70 per Unit. The Partnership notified the limited partners by letter dated November 6, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. As of December 31, 1996, 4,744 Units have been repurchased. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor.

Subsequent to December 31, 1996, the repurchase of Partnership Units was indefinitely interrupted in order to conserve cash. This step is being taken until it is clear that, in the General Partner's opinion, the Partnership has the necessary cash reserves to meet future leasing and tenant finish costs and has rebuilt cash reserves to meet the ongoing needs of the Partnership.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1996 in the asset held for sale is $96,949. The contract for sale which was previously disclosed in the Partnership's Form 10-K for the year ended December 31, 1995 has been cancelled by the purchaser due to the fact that bids for construction exceeded available funds. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.

-------------------------------------------

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

Some of the statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflects management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from these anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of commercial business centers. If a major commercial tenant defaults on its lease, the Partnership's ability to make payments due under its debt agreements, payments of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To NTS-Properties Plus Ltd:

We have audited the accompanying balance sheets of NTS-Properties Plus Ltd. (a Florida limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties Plus Ltd. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 50 through 52 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 25, 1997




                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------




                                                 1996             1995
                                             ------------     ------------
ASSETS

Cash and equivalents                         $    42,944      $    36,269
Cash and equivalents - restricted                 24,540           17,438
Accounts receivable, net of allowance
 for doubtful accounts of $377 (1996)
 and $6,224 (1995)                                50,408          105,122
Land, buildings and amenities, net             1,121,097        1,254,828
Asset held for sale                               96,949           96,949
Deferred leasing commissions                     153,380          166,071
Organizational and start-up costs, net             1,025            1,357
Other assets                                      80,945           42,258
                                             -----------      -----------

                                             $ 1,571,288      $ 1,720,292
                                             ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and notes payable                  $ 3,770,347      $ 3,871,374
Accounts payable - operations                    268,688          165,270
Accounts payable - construction                    4,106           14,257
Security deposits                                 12,030           12,030
Other liabilities                                 15,421            8,287
                                             -----------      -----------

                                               4,070,592        4,071,218

Commitments and Contingencies

Partners' equity                              (2,499,304)      (2,350,926)
                                             -----------      -----------

                                             $ 1,571,288      $ 1,720,292
                                             ===========      ===========


The accompanying notes to financial statements are an integral part of these statements.



                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------



                                          1996           1995          1994
                                       -----------   ------------   ------------

Revenues:
 Rental income, net of provision for
  doubtful accounts of $-0- (1996),
  $3,133 (1995) and $-0- (1994)        $   830,387    $   950,567    $ 2,712,113
 Interest and other income                   2,775          5,087         10,615
                                       -----------    -----------    -----------

                                           833,162        955,654      2,722,728
Expenses:
 Operating expenses                        122,537        143,083        417,653
 Operating expenses - affiliated            49,384         59,801        195,659
 Write-off of unamortized tenant
  improvements                                --             --           58,341
 Write-off of unamortized loan costs         9,082           --             --
 Amortization of capitalized leasing
  costs                                      2,233          8,938         42,002
 Interest expense                          349,657        507,675      1,597,816
 Management fees                            53,080         59,849        180,332
 Real estate taxes                          81,523         98,903        308,727
 Professional and administrative
  expenses                                  44,936         52,487         81,262
 Professional and administrative
  expenses - affiliated                    104,103        101,544        100,632
 Depreciation and amortization             161,684        309,604      1,543,470
                                       -----------    -----------    -----------

                                           978,219      1,341,884      4,525,894
                                       -----------    -----------    -----------

Net loss                              $   (145,057)  $   (386,230)  $ (1,803,166)
                                       ===========    ===========    ===========

Net loss allocated to the limited
 partners                             $   (143,606)  $   (382,368)  $ (1,785,134)
                                       ===========    ===========    ===========

Net loss per limited partnership
 unit                                 $      (0.21)  $      (0.56)  $      (2.60)
                                       ===========    ===========    ===========

Weighted average number of limited
 partnership units                         685,634        685,647        685,647
                                       ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                         STATEMENTS OF PARTNERS' EQUITY
                         ------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------



                                      Limited       General
                                      Partners      Partners        Total
                                      --------      --------       -------

Balances at December 31, 1993       $   (42,219)  $  (119,311)   $  (161,530)

 Net loss                            (1,785,134)      (18,032)    (1,803,166)
                                     -----------   -----------    -----------
Balances at December 31, 1994        (1,827,353)     (137,343)    (1,964,696)

 Net loss                              (382,368)       (3,862)      (386,230)
                                     -----------   -----------    -----------
Balances at December 31, 1995        (2,209,721)     (141,205)    (2,350,926)

 Net loss                              (143,606)       (1,451)      (145,057)

 Repurchase of limited partnership
  Units                                  (3,321)        --            (3,321)
                                     -----------   -----------    -----------

Balances at December 31, 1996       $(2,356,648)  $  (142,656)   $(2,499,304)
                                     ===========   ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.




                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------



                                                         1996                 1995                   1994
                                                     ------------         ------------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            $  (145,057)          $  (386,230)          $(1,803,166)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Provision for doubtful accounts                          --                   3,133                  --
  Write-off of unamortized tenant improvements             --                    --                  58,341
  Write-off of unamortized loan costs                     9,082                  --                    --
  Amortization of capitalized leasing costs               2,233                 8,938                42,002
  Depreciation and amortization                         161,684               309,604             1,543,470
  Changes in assets and liabilities:
   Cash and equivalents - restricted                     (8,827)               (8,383)               (7,332)
   Accounts receivable                                   54,714                57,132               267,896
   Deferred leasing commissions                          12,691                23,719               (79,410)
   Other assets                                         (12,165)                2,919               (54,880)
   Accounts payable - operations                        103,418                19,466               280,163
   Security deposits                                       --                   1,897               (62,894)
   Other liabilities                                      7,134               (36,919)              217,838
                                                    -----------           -----------           -----------
  Net cash provided by (used in) operating
   activities                                           184,907                (4,724)              402,028
                                                    -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, building and amenities               (29,746)             (154,193)             (512,136)
Decrease in cash and equivalents - restricted             1,725                10,020                88,255
                                                    -----------           -----------           -----------

  Net cash used in investing activities                 (28,021)             (144,173)             (423,881)
                                                    -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to organizational and start-up costs             --                    --                  (2,963)
Increase in mortgages and notes payable               2,187,180                  --               2,008,503
Principal payments on mortgages and notes
 payable                                             (2,288,207)             (135,233)           (2,455,479)
Capital contribution by a joint venture partner            --                  94,275               595,975
Additions to loan costs                                 (45,863)              (18,164)              (35,976)
Repurchase of limited partnership units                  (3,321)                 --                    --
                                                    -----------           -----------           -----------

  Net cash provided by (used in) financing
   activities                                          (150,211)              (59,122)              110,060
                                                    -----------           -----------           -----------

  Net increase (decrease) in cash and
   equivalents                                            6,675              (208,019)               88,207

CASH AND EQUIVALENTS, beginning of year                  36,269               244,288               156,081
                                                    -----------           -----------           -----------

CASH AND EQUIVALENTS, end of year                   $    42,944           $    36,269           $   244,288
                                                    ===========           ===========           ===========

Interest paid on a cash basis                       $   355,047           $   639,167           $ 1,577,136
                                                    ===========           ===========           ===========

The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

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

       B)  Properties
           ------------

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

           A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:


                                     1996           1995         1994
                                   ---------     ---------    -----------

        Net loss                   $(145,057)    $(386,230)   $(1,803 166)

        Items handled
         differently for tax
         purposes:
          Write-off of
           unamortized tenant
           finish improvements          --          (8,328)       (83,565)
          Allowance for doubtful
           accounts                   (5,847)        2,015        (11,739)
          Depreciation and
           amortization              110,789       174,563        963,035
          Capitalized leasing
           costs                       1,283         5,065         41,693
          Rental income               50,697        54,108        290,001
                                   ---------     ---------      ---------

        Taxable income (loss)      $  11,865     $(158,807)     $(603,741)
                                   =========      =========      =========

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

       -------------------------------------------

       F)  Joint Venture Accounting - Continued
           ------------------------------------

           Proportionate consolidation is utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, is not subject to joint control. The managing general partners of the sole general partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations do not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of the general partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provides the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows for the years presented given the commonality of the Partnership's operations.

       G)  Cash and Equivalents - Restricted
           ---------------------------------

           Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes in accordance with the loan agreements.

           Cash and equivalents - restricted at December 31, 1995 also includes escrow funds which were to be released as capital expenditures, leasing commissions and tenant improvements were incurred at the properties owned by the Lakeshore/University II Joint Venture. In 1996, the remaining balance of these escrow funds were released.

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

           Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the year ended December 31, 1996, did not result in an impairment loss.

       I)  Capitalized Leasing Costs
           -------------------------

           The Partnership has capitalized certain costs associated with the initial leasing of the properties. These costs were amortized over a five year period.

       J)  Organizational Costs
           --------------------

           Organizational costs are expenses incidental to the creation of Joint Ventures such as legal and accounting fees. Organizational costs are amortized over a five-year period.

       -------------------------------------------

       K)  Rental Income and Deferred Leasing Commissions
           ----------------------------------------------

           Certain of the Partnership's lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totalled $59,643 and $107,413 as of December 31, 1996 and 1995, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

       L)  Advertising
           -----------

           The  Partnership   expenses   advertising-type   costs  as  incurred.
           Advertising expense was immaterial to the Partnership during the years ended December 31, 1996, 1995 and 1994.

       M)  Statements of Cash Flows
           ------------------------

           For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       N)  Reclassification of 1995 and 1994 Financial Statements
           ------------------------------------------------------

           Certain reclassifications have been made to the December 31, 1995 and 1994 financial statements to conform with December 31, 1996 classifications. These classifications have no effect on previously reported operations.

2.     Concentration of Credit Risk
       ----------------------------

       NTS-Properties Plus Ltd. has joint venture investments in commercial properties in Kentucky (Louisville) and Florida (Orlando and Ft. Lauderdale). Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space. The Kentucky property is occupied by one tenant.

3.     Interest Repurchase Reserve
       ---------------------------

       On November 6, 1996, the Partnership established an Interest Repurchase Reserve in the amount of $25,000 pursuant to Section 16.4 of the
       Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase 35,714 Units at a price of $0.70 per Unit. The Partnership notified the limited partners by letter dated November 6, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Through December 31, 1996, 4,744 Units have been repurchased for $3,321. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor. Subsequent to December 31, 1996, the Partnership indefinitely interrupted the Interest Repurchase Program.

4.     Investment in Joint Ventures
       ----------------------------

       A)  NTS University Boulevard Joint Venture
           --------------------------------------

           In January 1989, the Partnership entered into a joint venture agreement with NTS-Properties V, a Maryland limited partnership, an affiliate of the general partner of the Partnership, to develop University Business Center Phase II, an approximately 88,000 square foot business center (including approximately 10,000 square feet of mezzanine space), in Orlando, Florida. NTS-Properties V contributed land valued at $1,460,000 and the Partnership contribute development and carrying costs of approximately $8 million. During the second quarter of 1994, NTS-Properties V made an approximately $79,000 capital contribution to the Joint Venture. The capital contribution increased NTS-Properties V's ownership interest percentage from 16% to 17% and reduced the Partnership's ownership percentage from 84% to 83%. The contribution was made to fund a portion of the Joint
           Venture's operating costs. The net income or net loss is allocated each calendar quarter based upon the respective partnership's contribution. The Partnership's ownership share of University Business Center Phase II was 83% on January 23, 1995 prior to its contribution to the Lakeshore/University II Joint Venture. The Partnership's share of the Joint Venture's net operating income was $12,946 (1995) and $143,953 (1994).

           On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed Lakeshore/University II (L/U II) Joint Venture. For a further discussion of L/U II Joint Venture, see Note 4C to the Partnership's 1996 financial statements.

       B)  Blankenbaker Business Center Joint Venture
           ------------------------------------------

           On December 28, 1990 the Partnership entered into a Joint Venture agreement with NTS-Properties VII, Ltd., an affiliate of the general partner of the Partnership, to complete the development of Blankenbaker Business Center 1A. The Partnership contributed Blankenbaker Business Center 1A together with improvements and personal property (Real Property) to the capital of the Joint
           Venture, subject to mortgage indebtedness in the amount of $4,715,000. The agreed upon net fair market value of the Partnership's capital contribution is $1,700,000, being the appraised value of the Real Property ($6,415,000) reduced by the $4,715,000 mortgage. NTS-Properties VII, Ltd. contributed $450,000 which was used for additional tenant improvements to the Real Property and made a capital contribution to the Joint Venture of $325,000 to purchase a
           2.49 acre parking lot that was being leased from an affiliate of the general partner as described in NTS- Properties Plus Ltd.'s Prospectus. NTS-Properties Plus Ltd. transferred to the Joint Venture its option to purchase the parking lot, and the Joint Venture exercised its option. The use of the parking lot is a provision of the tenant's lease agreement with the business center. By purchasing the parking lot, the Joint Venture's annual operating expenses were reduced approximately $35,000. The purchase price of the parking lot was determined by an independent appraisal.

           On August 16, 1994, the Blankenbaker Business Center Joint Venture amended its joint venture agreement to admit NTS-Properties IV (an affiliate of the general partner of the Partnership) to the Joint Venture. In accordance with the Joint Venture Agreement, NTS-Properties IV contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000. Additional capital was needed by the Blankenbaker Business Center Joint Venture to fund the tenant finish

       ----------------------------------------

       B)  Blankenbaker Business Center Joint Venture - Continued
           ------------------------------------------------------

           and leasing costs connected with the project discussed in the following paragraph. However, the Partnership was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for the project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd. the capital necessary with respect to the project. The general partner of the Partnership agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS- Properties IV and NTS-Properties VII, Ltd. with the knowledge that the Partnership's joint venture interest would, as a result, decrease.

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

           Net income or loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 39% at December 31, 1996. The Partnership's share of the Joint Venture's net operating loss was $61,243 (1996), $79,234 (1995) and $302,899 (1994).

       C)  Lakeshore/University II Joint Venture
           -------------------------------------

           On January 23, 1995, a new joint venture known as Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the general partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain

       ----------------------------------------

       C)  Lakeshore/University II Joint Venture - Continued
           -------------------------------------------------


           undeveloped tracts adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.


           Property (Net Asset Contributed)       Contributing Owner
           --------------------------------       ------------------

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

           Lakeshore Business Center              NTS-Properties Plus Ltd.
           Phase II (-$1,023,535)

           Undeveloped land adjacent to the       NTS-Properties Plus Ltd.
           Lakeshore Business Center
           development (3.8 acres)(-$670,709)

           Undeveloped land adjacent to the       NTS/Fort Lauderdale, Ltd.
           Lakeshore Business Center
           development (2.4 acres) ($27,104)

           University Business Center             NTS-Properties V and NTS-
           Phase II ($953,236)                    Properties Plus Ltd.


           Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II Joint Venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts prior to the formation of the joint venture. In addition to the above, NTS-Properties IV also contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 12% at December 31, 1996. The Partnership's share of the joint ventures net operating loss was $124,191 (1996)and $155,457 (1995).

5.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                                  1996              1995
                                               ----------        ----------
          Land and improvements                $1,847,061        $1,847,061
          Buildings and improvements            1,695,234         1,690,674
          Amenities                                 8,307             8,306
                                               ----------        ----------

                                                3,550,602         3,546,041

          Less accumulated depreciation         2,429,505         2,291,213
                                               ----------        ----------

                                               $1,121,097        $1,254,828
                                               ==========        ==========
                                     - 41 -

6.     Asset Held for Sale
       -------------------

       Asset held for sale of $96,949 at December 31, 1996 represents the Partnership's proportionate share of approximately 6.2 acres of land owned by the L/U II Joint Venture which is adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.

7.     Mortgages and Notes Payable
       ---------------------------

       Mortgage and notes payable as of December 31 consist of the following:

                                                    1996               1995
                                                 -----------       -----------
      Mortgage  payable to an insurance
      company,  bearing interest at a fixed
      rate of 8.5%, due November 15, 2005,
      secured by land and building               $ 1,619,600       $ 1,736,192

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                   744,727            --

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                   713,826            --

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                   692,194            --

      Note payable to a bank bearing interest
      at a fixed rate of 10.6%, due January
      31, 1998, secured by land and building           --            1,156,943

      Note payable to a bank bearing interest
      at a fixed rate of 10.6%,due January 31,
      1998, secured by land and building               --              721,518

      Note payable to a bank bearing interest
      at a fixed rate of 10.6%, due January
      31, 1998, secured by land                        --              155,114

      Note payable to a bank bearing interest
      at a fixed rate of 10.6%, due January
      31, 1998, secured by land                        --               58,869

      Note payable to a bank bearing interest
      at a fixed rate of 10.6%, due January
      31, 1998, secured by land                        --               42,738
                                                  ----------        ----------
                                                 $ 3,770,347       $ 3,871,374
                                                  ==========        ==========

       ---------------------------------------

       Scheduled maturities of debt are as follows:

       For the Years Ended December 31,               Amount
       --------------------------------             ----------
                       1997                         $  242,288
                       1998                            263,238
                       1999                            285,999
                       2000                            310,730
                       2001                            337,600
                    Thereafter                       2,330,492
                                                    -----------

                                                    $ 3,770,347
                                                    ===========

       Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt approximates carrying value.


8.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1996:

       For the Years Ended December 31,                 Amount
       -------------------------------                ----------
                     1997                             $  609,775
                     1998                                545,679
                     1999                                466,316
                     2000                                399,332
                     2001                                308,981
                  Thereafter                           1,057,578
                                                      ----------

                                                      $3,387,661
                                                      ==========



9.     Related Party Transactions
       --------------------------

       Property  management fees of $53,080 (1996),  $59,849 (1995) and $180,332
       (1994) were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $1,335 and $6,446 as a repair and maintenance fee during the years ended December 31, 1996 and 1995, respectively, and has capitalized this cost as part of land, buildings and amenities.

       As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1996, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.

       --------------------------------------

       The charges were as follows:


                                    1996       1995       1994
                                  --------   --------   --------
               Administrative     $111,401   $110,191   $125,031
               Leasing              19,087     17,194     60,213
               Property manager     30,190     38,675    116,074
               Other                 5,347      2,482     14,624
                                  --------   --------   --------

                                  $166,025   $168,542   $315,942
                                  ========   ========   ========

       Accounts  payable  -  operations  includes   approximately  $233,000  and
       $113,000 due NTS Development Company at December 31, 1996 and 1995, respectively. NTS Development Company has indicated to the Partnership that they will not demand repayment of the amounts outstanding as of December 31, 1996 during 1997. Payments to this affiliate will be made during 1997 as cash flow permits.

10.    Commitments and Contingencies
       -----------------------------

       Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy in April 1991. During the years ended December 31, 1994, 1995, and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 81,000 square feet, (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 92%). Of the total being sub-leased, approximately 69,000 square feet (or 85%) is being leased by Full Sail Recorder's Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During 1994, 1995 and 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounts for approximately 18% of the partnership's total revenues. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

       In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for the remaining approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting

       -----------------------------------------

       from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flows from operations and/or cash reserves.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure
           --------------------

N/A

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

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

The general partners of NTS-Properties Plus Associates are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 55) is the managing general partner of NTS-Properties Plus Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

Richard L. Good
---------------

Mr. Good (age 57) President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

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

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard L. Good and John W. Hampton:

John W. Hampton
---------------

Mr. Hampton (age 47) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.  Management Remuneration and Transactions
          ----------------------------------------

The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company or an affiliate. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specified projects. NTS
Development  Company  provides certain other services to the  Partnerships.  See
Note 9 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1996, 1995 and 1994.

The general partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Property  management fees of $53,080 (1996),  $59,849 (1995) and $180,332 (1994)
were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $1,335 and $6,446 as a repair and maintenance fee during the years ended December 31, 1996 and 1995, respectively, and has capitalized this cost as part of land, buildings and amenities.

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1996, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.

          ----------------------------------------------------------

The charges were as follows:


                                    1996       1995       1994
                                  --------   --------   --------
               Administrative     $111,401   $110,191   $125,031
               Leasing              19,087     17,194     60,213
               Property manager     30,190     38,675    116,074
               Other                 5,347      2,482     14,624
                                  --------   --------   --------

                                  $166,025   $168,542   $315,942
                                  ========   ========   ========

Accounts payable - operations includes approximately $233,000 and $113,000 due NTS Development at December 31, 1996 and 1995, respectively. NTS Development Company has indicated to the Partnership that they will not demand repayment of the amounts outstanding as of December 31, 1996 during 1997.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

1.      Financial statements

        The financial statements for the years ended December 31, 1996, 1995 and 1994, together with the report of Arthur Andersen LLP dated February 25, 1997 appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

         Schedules                                           Page No.

        III - Real Estate and Accumulated Depreciation       50 - 52

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

4.      Reports on Form 8-K

        Form 8-K was filed November 6, 1996 to report in Item 5 the establishment of an Interest Repurchase Reserve pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership.

        Form 8-K was filed December 23, 1996 to report in Item 5 the Partnership had received notice that Philip Crosby Associates, Inc. (Crosby) does not intend to pay full rental due under its lease from and after January 1997. Crosby leases the majority of space in University Business Center Phase II, which is owned by the Lakeshore/University II Joint Venture. The Partnership owns a 12% interest in this Joint Venture.



                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1996
                             -----------------------




                                    Lakeshore            University
                                     Business             Business        Blankenbaker
                                      Center               Center           Business
                                     Phase II             Phase II          Center 1A
                                     --------             --------          ---------

Encumbrances                            (A)                 (A)                 (A)


Initial cost to partnership:
  Land                              $  3,690,531       $  1,817,916      $  1,613,251
  Buildings and improvements           7,066,267          3,472,794         4,414,277

Cost capitalized subsequent to
 acquisition
  Improvements                         1,236,419          1,695,478           770,481
  Other                              (10,704,480)(B)     (4,959,565)(B)    (4,970,766)(C)
  Carrying costs                            --                 --                --

Gross amount at which carried
 December 31, 1996:
  Land                              $    373,900       $    273,340      $    862,361
  Buildings and improvements             914,837          1,753,283           964,882
                                    ------------       ------------      ------------

  Total                             $  1,288,737       $  2,026,623      $  1,827,243
                                    ============       ============      ============

Accumulated depreciation            $    521,781       $    330,917      $    992,754
                                    ============       ============      ============

Date of construction                         N/A              12/90               N/A

Date Acquired                              10/90                N/A             12/89

Life at which depreciation in
 latest income statement is
 computed                                    (D)                (D)               (D)



(A) First mortgage held by an insurance company.
(B) Represents NTS-Properties Plus Ltd.'s decreased interest in Lakeshore Business Center Phase II and University Business Center Phase II as a result of NTS-Properties Plus Ltd.'s contribution of its interest in these properties to the Lakeshore/University II Joint Venture in 1995.
(C) Represents NTS-Properties Plus Ltd.'s decreased interest in Blankenbaker Business Center 1A as a result of NTS-Properties Plus Ltd.'s contribution of Blankenbaker Business Center 1A to the Blankenbaker Business Center Joint Venture in 1990 and as a result of capital contributions made by NTS-Properties VII, Ltd. and NTS- Properties IV to the Blankenbaker Business Center Joint Venture in 1994.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5
     - 30 years for buildings and improvements and 5 - 30 years for amenities.


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1996
                             -----------------------




                                    Lakeshore
                                    Business
                                     Center                  Total
                                     Phase I               Pages 50-51
                                     -------               -----------

Encumbrances                           (A)
Initial cost to partnership:
  Land                            $     337,460            $  7,459,158
  Buildings and improvements            797,848              15,751,186

Cost capitalized subsequent to
 acquisition
  Improvements                            8,622               3,711,000
  Other                                 --                  (20,634,811)
  Carrying costs                        --                       --

Gross amount at which carried
 December 31, 1996 (B):
  Land                            $     337,460            $  1,847,061
  Buildings and improvements            806,470               4,439,472
                                   ------------             -----------

  Total                            $  1,143,930            $  6,286,533 (D)
                                   ============            ============

Accumulated depreciation          $    584,053             $  2,429,505
                                   ============             ===========

Date of construction                    N/A

Date Acquired                          01/95

Life at which depreciation in
 latest income statement is
 computed                                (C)


(A) First  mortgage held by an insurance  company.
(B)  Aggregate  cost of real estate for tax purposes is $6,832,022.
(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5
     - 30 years for buildings and improvements and 5 - 30 years for amenities.
(D)  Total Gross Cost at December 31, 1996       $ 6,286,533

        Adjust building contribution from
         fair market value to cost:
          University Business Center Phase II     (2,735,931)
                                                 -----------
        Balance at December 31, 1996             $ 3,550,602
                                                 ===========



                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------


                                                   Real            Accumulated
                                                  Estate           Depreciation
                                               ------------        -------------

Balances at December 31, 1993                  $ 23,253,258        $  5,174,831

Additions during period:
 Improvements                                       472,279                --
 Depreciation (a)                                      --             1,481,198

Deductions during period:
 Retirements                                       (161,461)           (103,667)
 Other (b)                                       (2,840,378)           (730,882)
                                               ------------        ------------

Balances at December 31, 1994                    20,723,698           5,821,480

Additions during period:
 Improvements                                        98,777                --
 Depreciation (a)                                      --               288,592
 Other (c)                                        1,135,308             524,452

Deductions during period:
 Retirements                                        (11,766)            (10,910)
 Other (d)                                      (18,399,976)         (4,332,401)
                                               ------------        ------------

Balances at December 31, 1995                     3,546,041           2,291,213

Additions during period:
 Improvements                                        17,883                --
 Depreciation (a)                                      --               151,614

Deductions during period:
 Retirements                                        (13,322)            (13,322)
                                               ------------        ------------

Balances at December 31, 1996                  $  3,550,602        $  2,429,505
                                               ============        ============



(a) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and the amortization of organizational and start-up costs.
(b) Represents a decrease in the joint venture ownership percentage for Blankenbaker Business Center 1A as a result of capital contributions made by NTS-Properties IV and NTS-Properties VII, Ltd.
(c) Represents the Partnership's share of Lakeshore Business Center I's property and equipment under the proportionate consolidation method as a result of the formation of the Lakeshore/University II Joint Venture.
(d) Represents the decrease in the Partnership's share of Lakeshore Business Center Phase II's and University Business Center Phase II's property and equipment under the proportionate consolidation method as a result of the formation of the Lakeshore/University II Joint
     Venture.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, NTS-Properties Plus Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NTS-PROPERTIES PLUS LTD.
                                          ------------------------
                                                  (Registrant)

                                          BY: NTS-Properties Plus Associates,
                                              BY: NTS Capital Corporation,
                                                  General Partner


                                                  /s/ John W. Hampton
                                                  -------------------
                                                  John W. Hampton
                                                  Senior Vice President


Date:      March 27, 1997



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