Form 10-Q
period 1997-03-31
NTS PROPERTIES PLUS LTD
filed 1997-05-15
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997

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

                                TABLE OF CONTENTS


                                                                          Pages

                                     PART I

Item 1.       Financial Statements

              Balance Sheets and Statement of Partners' Equity
                As of March 31, 1997 and December 31, 1996                    3

              Statements of Operations
                For the three months ended March 31, 1997 and 1996            4

              Statements of Cash Flows
                For the three months ended March 31, 1997 and 1996            5

              Notes To Financial Statements                                 6-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9-15


                                     PART II

1.     Legal Proceedings                                                     16
2.     Changes in Securities                                                 16
3.     Defaults upon Senior Securities                                       16
4.     Submission of Matters to a Vote of Security Holders                   16
5.     Other Information                                                     16
6.     Exhibits and Reports on Form 8-K                                      16

Signatures                                                                   17



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES PLUS LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                      As of             As of
                                                  March 31, 1997  December 31, 1996*
                                                  --------------  ------------------
ASSETS

Cash and equivalents                               $    21,002      $    42,944
Cash and equivalents - restricted                       44,965           24,540
Accounts receivable, net of allowance
 for doubtful accounts of $377 (1997)
 and (1996)                                             53,619           50,408
Land, buildings and amenities, net                   1,088,028        1,121,097
Land held for development                               96,949           96,949
Deferred leasing commissions                           150,203          153,380
Organizational and start-up costs, net                     942            1,025
Other assets                                            96,629           80,945
                                                   -----------      -----------

                                                   $ 1,552,337      $ 1,571,288
                                                   ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgage and notes payable                         $ 3,711,645      $ 3,770,347
Accounts payable - operations                          332,822          268,688
Accounts payable - construction                          3,541            4,106
Security deposits                                       13,649           12,030
Other liabilities                                       36,037           15,421
                                                   -----------      -----------

                                                     4,097,694        4,070,592

Commitments and Contingencies

Partners' equity                                    (2,545,357)      (2,499,304)
                                                   -----------      -----------

                                                   $ 1,552,337      $ 1,571,288
                                                   ===========      ===========


                                       Limited         General
                                      Partners         Partner         Total
                                      --------         -------         -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 11,784,521    $        100    $ 11,784,621
Net loss - prior years              (12,094,247)       (122,164)    (12,216,411)
Net loss - current year                 (33,637)           (340)        (33,977)
Cash distributions to partners
 to date                             (2,038,520)        (20,592)     (2,059,112)
Repurchase of limited
partnership units                       (20,478)             --         (20,478)
                                   ------------    ------------    ------------

Balances at March 31, 1996         $ (2,402,361)   $   (142,996)   $ (2,545,357)
                                   ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1997.



                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF OPERATIONS




                                                        Three Months Ended
                                                             March 31,

                                                       1997             1996
                                                     ---------        ---------
Revenues:
 Rental income                                       $ 189,412        $ 204,630
 Interest and other income                                 623              289
                                                     ---------        ---------

                                                       190,035          204,919
Expenses:
 Operating expenses                                     35,715           29,616
 Operating expenses - affiliated                        15,018           12,502
 Interest expense                                       76,943           93,812
 Management fees                                        11,932           13,262
 Real estate taxes                                      19,763           19,879
 Professional and administrative
  expenses                                              11,456           11,033
 Professional and administrative
  expenses - affiliated                                 13,133           28,321
 Depreciation and amortization                          40,052           40,803
                                                     ---------        ---------

                                                       224,012          249,228
                                                     ---------        ---------

Net loss                                             $ (33,977)       $ (44,309)
                                                     =========        =========

Net loss allocated to the limited
 partners                                            $ (33,637)       $ (43,866)
                                                     =========        =========

Net loss per limited partnership
 unit                                                $    (.05)       $    (.06)
                                                     =========        =========

Weighted average number of limited
 partnership units                                     674,780          685,647
                                                     =========        =========






                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF CASH FLOWS




                                                            Three Months Ended
                                                                 March 31,

                                                             1997        1996
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(33,977)   $(44,309)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                              40,052      40,803
  Changes in assets and liabilities:
   Cash and equivalents - restricted                        (20,425)    (21,623)
   Accounts receivable                                       (3,211)     13,936
   Deferred leasing commissions                               3,177       2,157
   Other assets                                             (17,366)    (22,868)
   Accounts payable - operations                             64,134      52,687
   Security deposits                                          1,619         645
   Other liabilities                                         20,616      21,453
                                                           --------    --------

  Net cash provided by (used in) operating activities        54,619      42,881
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, amenities                      (5,783)    (21,732)
Decrease in cash and equivalents - restricted                    --       1,725
                                                           --------    --------

  Net cash used in investing activities                      (5,783)    (20,007)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and notes
 payable                                                    (58,702)    (41,805)
Additions to loan costs                                          --      (5,075)
Repurchase of limited partnership Units                     (12,076)         --
                                                           --------    --------

  Net cash used in financing activities                     (70,778)    (46,880)
                                                           --------    --------

  Net decrease in cash and equivalents                      (21,942)    (24,006)

CASH AND EQUIVALENTS, beginning of period                    42,944      36,269
                                                           --------    --------

CASH AND EQUIVALENTS, end of period                        $ 21,002    $ 12,263
                                                           ========    ========

Interest paid on a cash basis                              $ 78,110    $ 94,276
                                                           ========    ========

                            NTS-PROPERTIES PLUS LTD.

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1997 and 1996

1.    Cash and Equivalents - Restricted
      ---------------------------------

      Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes in accordance with the loan agreements.

2.    Interest Repurchase Reserve
      ---------------------------

      On November 6, 1996, the  Partnership  established an Interest  Repurchase
      Reserve in the amount of $25,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership will be able to repurchase 35,714 Units at a price of $0.70 per unit. Through March 31, 1997, the Partnership has repurchased a total of 21,995 Units for $15,397. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On February 17, 1997, the Partnership indefinitely suspended the Interest Repurchase Program.

3.    Mortgages Payable
      -----------------

      Mortgage and notes payable consist of the following:


                                                    March 31,       December 31,
                                                       1997             1996
                                                  -----------       ------------
      Mortgage  payable to an insurance
      company,  bearing interest at a fixed
      rate of 8.5%, due November 15, 2005,
      secured by land and building                $ 1,588,876       $ 1,619,600

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                    735,039           744,727

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                    704,540           713,826

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                    683,190           692,194
                                                   ----------        ----------
                                                  $ 3,711,645       $ 3,770,347
                                                   ==========        ==========

      Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long term debt is approximates carry value.

4.    Related Party Transactions
      --------------------------

      Property management fees of $11,932 (1997) and $13,262 (1996) were paid to NTS Development Company, an affiliate of the general partner of the Partnership, during the three months ended March 31. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $860 (1997) and $373 (1996) as a repair and maintenance fee during the three months ended March 31 and has capitalized this cost as part of land, buildings and amenities.

      As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                                  1997     1996
                                                -------   -------
                      Administrative            $15,579   $30,404
                      Leasing                     6,774     6,018
                      Property manager            9,357     6,919
                      Other                          51        --
                                                -------   -------

                                                $31,761   $43,341
                                                =======   =======

      Accounts payable - operations includes approximately $275,000 and $233,000 due NTS Development Company at March 31, 1997 and December 31, 1996, respectively. NTS Development Company has indicated to the Partnership that they will not demand repayment of the amounts outstanding as of March 31, 1997 during 1997. Payments to this affiliate will be made during 1997 as cash flows permits.

5.    Commitments and Contingencies
      -----------------------------

      Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The business center is owned by the Lakeshore/University II (L/U II) Joint Venture in which the Partnership has a 12% interest. The original lease term is for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet(including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorder's Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 18% of the partnership's total revenues during 1996. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees are being

      ----------------------------------------

      made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

      In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November
      1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flows from operations and/or cash reserves.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


The occupancy levels at the Partnership properties as of March 31 were as follows:



                                                           1997      1996
                                                           ----      ----

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties VII,
Ltd.(Ownership % at March 31, 1997)
-----------------------------------

Blankenbaker Business Center 1A (39%)                      100%      100%

Properties owned through Lakeshore/University
II Joint Venture (L/U II Joint
Venture)(Ownership % at March 31, 1997)
---------------------------------------

Lakeshore Business Center Phase I (12%)                     95%       97%

Lakeshore Business Center Phase II (12%)                    94%       72%

University Business Center Phase II (12%)                   99%       99%

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1997 and 1996 was as follows:




                                                           1997       1996
                                                         --------   -------

Property owned in Joint Venture with NTS-
Properties IV and NTS-Properties VII,
Ltd. (Ownership % at March 31, 1997)
------------------------------------

Blankenbaker Business Center 1A (39%)
                                                         $ 91,554   $ 91,503

Properties owned through Lakeshore/
University II Joint Venture (L/U II Joint
Venture (Ownership % at March 31, 1997)
---------------------------------------

Lakeshore Business Center Phase I (12%)                  $ 44,468   $ 43,056


Lakeshore Business Center Phase II (12%)                 $ 41,735   $ 32,989


University Business Center Phase II (12%)                $ 11,838   $ 37,231

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) Has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months ended March 31, 1997 as compared to the same period in 1996 was not significant.

The 2% decrease in occupancy at Lakeshore Business Center Phase I from March 31, 1996 to March 31, 1997 can be attributed to five tenant move-outs totalling approximately 10,300 square feet. The five move-outs consists of one tenant vacating at the end of the lease term (1,800 square feet), one tenant exercising a termination option (1,600 square feet - no termination fee was required) and three tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space at another location (700 square feet - tenant paid rent through end of lease), one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease termination fee (recorded as rental income) of approximately $7,000 of which the Partnership's proportionate share is $840 or 12%) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. The move- outs are partially offset by six new leases totalling approximately 7,300 square feet and an expansion by a current tenant of its existing space totalling 1,000 square feet. Average occupancy for the three months ended March 31 decreased from 98% in 1996 to 94% in 1997. The change in rental and other income at Lakeshore Business Center Phase I for the three months ended March 31, 1997 as compared to the same period in 1996 was not significant.

As of March 31, 1997, Lakeshore Business Center Phase I has approximately 2,000 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the second quarter of 1997. With the new lease, the business center's occupancy should improve to 97%. See the Liquidity and Capital Resources section of this item for the tenant finish commitment relating to this lease.

The 22% increase in occupancy at Lakeshore Business Center Phase II from March 31, 1996 to March 31, 1997 can be attributed to seven new leases totaling approximately 24,400 square feet which includes approximately 7,000 square feet in expansions by two current tenants. One tenant, Lambda Physik, accounts for nearly 11,000 square feet of the total new leases and has become the largest tenant in the building; occupying approximately 11% of the total building rentable square feet. Partially offsetting the new leases is a downsizing by a current tenant of its existing space of approximately 3,600 square feet. The downsizing was the result of a decision by the tenant's management to centralize its warehouse operation with another location. The downsizing was done in conjunction with a lease renewal; therefore, there was no write-off of accrued income. Average occupancy at Lakeshore Business Center Phase II increased for the three months ended March 31 from 72% (1996) to 91% (1997). The increase in rental and other income at Lakeshore Business Center Phase II for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due primarily to the increase in average occupancy.

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy in April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased to 99% at March 31, 1997 and 1996. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for a further discussion of Crosby and its leased space.

---------------------------------

The decrease in rental and other income at University Business Center Phase II for the three months ended March 31, 1997 as compared to the same period in 1996 is due to the following. Through the end on 1996, Crosby continued to make rent payments pursuant to the original lease term. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the lease agreement from and after January 1997. Although the Joint Venture does not presently have lease agreements (except as noted below) with Crosby's sub-tenants, beginning February 1997, rent payments from Crosby's sub-tenants (see discussion below) are being made directly to the Joint Venture, which are substantially less than what Crosby owed. Currently, the Joint Venture is recognizing income to the extent of what is being collected from the sub-tenants. The decrease in rental and other income is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share is approximately $8,400 or 12%.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use on collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months ended March 31, 1997 or 1996.

The change in interest and other income for the three months ended March 31, 1997 as compared to the same period in 1996 was not significant.

The increase in operating expense for the three months ended March 31, 1997 as compared to the same period in 1996 is due primarily to increased roof repairs at Blankenbaker Business Center 1A and increased legal expenses at Lakeshore
Business  Center  Phase I.  Fluctuations  in  operating  expenses  at  Lakeshore
Business Center Phase II and University Business Center Phase II were not significant.

The increase in operating expense- affiliated for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily the result of increased property management costs at all of the Partnership's properties. Operating expenses - affiliated are expenses for service performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense has decreased for the three months ended March 31, 1997 as compared to the same period in 1996 primarily as a result of the lower interest rate on the permanent financings the L/U II Joint Venture obtained in July 1996 (8.125% compared to 10.6% on the previous debt). The decrease is also due to continued principal payments on the L/U II Joint Venture's and Blankenbaker Business Center 1A's debt.

Management fee are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenue between period will differ from the fluctuations of management fee expense.

The changes in real estate taxes and professional and administrative expenses for the three months ended March 31, 1997 as compared to the same period in 1996 were not significant.

---------------------------------

The decrease in professional and administrative expenses - affiliated for the three months ended March 31, 1997 as compared to the same period in 1996 is due primarily to decreased salary costs. Professional and administrative expenses-affiliated are expenses for services preformed by employees of NTS Development Company, an affiliate of the General Partner.

The change in depreciation and amortization expense for the three months ended March 31, 1997 as compared to the same period in 1996 was not significant. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 year for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes approximately $6,800,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $54,619 and $42,881 for the three months ended March 31, 1997 and 1996, respectively. The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of March 31) were $21,002 and $12,263 as of March 31, 1997 and 1996, respectively.

As of March 31, 1997, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $4,118,392. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at March 31, 1997 is $1,588,876. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon a 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1997 the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at March 31, 1997 were $5,847,568, $5,604,931 and $5,435,084, respectively, for a total of $16,887,583.
The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at March 31, 1997 was $735,039, $704,540 and $683,190, respectively, for a total of $2,122,769. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flows were derived from operating activities. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision of the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by investing activities in 1996 were the result of a release of funds escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as

-------------------------------------------

required by a 1995 loan agreement. Cash flows used in investing activities were funded by cash flow from operating activities. Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and the repurchase of limited partnership Units. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

In the next 12 months, the demand on future liquidity will increase as a result of future leasing activity at Lakeshore Business Center Phases I and II and University Business Center Phase II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the need of the Partnership.

Due to the fact that no distributions were made during the three months ended March 31, 1997 or 1996, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

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

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture has received notice that Crosby does not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 18% of the partnership's total revenues during 1996. The Joint Venture has instituted legal action to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from the sub-lessees are being made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

-------------------------------------------

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when Crosby's lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's
proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

As of March 31, 1997, the L/U II Joint Venture had a commitment of approximately $55,000 for tenant finish improvements at Lakeshore Business Center Phase I as a result of a lease renewal and expansion. The expansion increased the tenants current leased space by approximately 2,000 square feet and the renewal extends the lease for five years. The Partnership's proportionate share of the commitment is approximately $6,900 or 12%. The project is expected to be completed during the second quarter of 1997. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements at March 31, 1997.

During 1996, the Partnership established an Interest Repurchase Reserve in the amount of $25,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds the Partnership will be able to repurchase 35,714 Units at a price of $0.70 per Unit. As of March 31, 1997, 21,995 Units have been repurchased for $15,397. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor.

On February 17, 1997, the repurchase of Partnership Units was indefinitely suspended in order to conserve cash. This step is being taken until it is clear that, in the General Partner's opinion, the Partnership has the necessary cash reserves to meet future leasing and tenant finish costs and has rebuilt cash reserves to meet the ongoing needs of the Partnership.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1997 in the asset held for sale is $96,949. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Lakeshore Business Center Phases I and II, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner), who makes calls to potential tenants, negotiates lease renewals

-------------------------------------------

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

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking" statements since such statements related to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report, which reflects managements's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from these anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

       None

3.     Defaults upon Senior Securities

       None

4.     Submission of Matters to a Vote of Security Holders

       None

5.     Other Information

       None

6.     Exhibits and Reports on Form 8-K

       (a)     Exhibits:

               Exhibit 27.  Financial Data Schedule

       (b)     Reports on Form 8-K:

               Form 8-K was filed February 20, 1997 to report in Item 5 the suspension of the Partnership's Interest Repurchase Program.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties Plus Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NTS-PROPERTIES PLUS LTD.
                                           (Registrant)

                                      BY:    NTS-Properties Plus Associates,
                                             General Partner
                                             BY:  NTS Capital Corporation,
                                                    General Partner


                                                    /s/ John W. Hampton
                                                    -------------------
                                                        John W. Hampton
                                                        Senior Vice President


Date:      May 12, 1997