Form 10-Q
period 1997-06-30
NTS PROPERTIES PLUS LTD
filed 1997-08-13
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                                                    YES  X         NO

Exhibit Index: See page 17
Total Pages: 18

                                TABLE OF CONTENTS


                                                                    Pages

                                     PART I

Item 1.       Financial Statements

              Balance Sheets and Statement of Partners' Equity
                As of June 30, 1997 and December 31, 1996               3

              Statements of Operations
                For the three months and six months ended
                June 30, 1997 and 1996                                  4

              Statements of Cash Flows
                For the three months and six months ended
                June 30, 1997 and 1996                                  5

              Notes To Financial Statements                           6-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   10-16


                                     PART II

1.     Legal Proceedings                                               17
2.     Changes in Securities                                           17
3.     Defaults upon Senior Securities                                 17
4.     Submission of Matters to a Vote of Security Holders             17
5.     Other Information                                               17
6.     Exhibits and Reports on Form 8-K                                17

Signatures                                                             18


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                -----------------------------------------------


                                                   As of           As of
                                               June 30, 1997 December 31, 1996*
ASSETS                                         ------------- -------------------

Cash and equivalents                            $     7,768    $    42,944
Cash and equivalents - restricted                    65,506         24,540
Accounts receivable                                  31,772         50,408
Land, buildings and amenities, net                1,058,278      1,121,097
Asset held for sale                                  96,949         96,949
Deferred leasing commissions                        143,464        153,380
Organizational and start-up costs, net                  859          1,025
Other assets                                         88,457         80,945
                                                -----------    -----------

                                                $ 1,493,053    $ 1,571,288
                                                ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                               $ 3,651,713    $ 3,770,347
Accounts payable - operations                       337,748        268,688
Accounts payable - construction                       1,273          4,106
Security deposits                                    13,649         12,030
Other liabilities                                    57,258         15,421
                                                -----------    -----------

                                                  4,061,641      4,070,592

Commitments and Contingencies

Partners' equity                                 (2,568,588)    (2,499,304)
                                                -----------    -----------

                                                $ 1,493,053    $ 1,571,288
                                                ===========    ===========


                                  Limited          General
                                  Partners         Partner         Total
                                 -----------      ---------      -----------
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                 $ 11,784,521    $        100    $ 11,784,621
Net loss - prior years           (12,094,247)       (122,164)    (12,216,411)
Net loss - current year              (56,636)           (572)        (57,208)
Cash distributions declared
 to date                          (2,038,520)        (20,592)     (2,059,112)
Repurchase of limited
 partnership Units                   (20,478)           --           (20,478)
                                 ------------    ------------    ------------

Balances at June 30, 1997       $ (2,425,360)   $   (143,228)   $ (2,568,588)
                                 ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1997.


                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF OPERATIONS



                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                              --------                  --------

                                          1997        1996         1997         1996
                                       ---------    ---------    ---------    ---------
REVENUES:
 Rental income                         $ 200,385    $ 209,883    $ 389,797    $ 414,513
 Interest and other income                   432          871        1,055        1,159
                                       ---------    ---------    ---------    ---------

                                         200,817      210,754      390,852      415,672

EXPENSES:
  Operating expenses                      37,233       27,798       72,946       57,412
  Operating expenses - affiliated         13,335       12,661       28,353       25,163
  Interest expense                        76,877       93,029      153,820      186,840
  Management fees                         12,758       13,190       24,691       26,451
  Real estate taxes                       18,803       19,753       38,566       39,631
  Professional and administrative
     expense                              12,486       10,966       23,942       21,983
  Professional and administrative
     expenses - affiliated                13,048       25,309       26,181       53,646
  Depreciation and amortization           39,509       41,541       79,561       82,345
                                       ---------    ---------    ---------    ---------

                                         224,049      244,247      448,060      493,471
                                       ---------    ---------    ---------    ---------

Net loss                               $ (23,232)   $ (33,493)   $ (57,208)   $ (77,799)
                                        =========    =========    =========    =========

Net loss allocated to the limited
  partners                             $ (23,000)   $ (33,158)   $ (56,636)   $ (77,021)
                                        =========    =========    =========    =========

Net loss per limited partnership
  unit                                 $   (0.03)   $   (0.05)   $   (0.08)   $   (0.11)
                                        =========    =========    =========    =========

Weighted average number of units         663,902      685,647      669,311      685,647
                                        =========    =========    =========    =========





                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF CASH FLOWS



                                           Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                                 --------              --------

                                             1997       1996       1997       1996
                                          ---------  ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 $ (23,232) $ (33,493) $ (57,208) $ (77,799)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
   Depreciation and amortization            39,509     41,541     79,561     82,345
   Changes in assets and liabilities:
      Cash and equivalents - restricted    (20,541)   (21,877)   (40,966)   (43,500)
      Accounts receivable                   21,847     13,268     18,636     27,204
      Deferred leasing commissions           6,739      3,779      9,916      5,935
      Other assets                           6,476      1,099    (10,892)   (21,770)
      Accounts payable - operations          4,926     49,483     69,060    102,170
      Security deposits                       --         (444)     1,618        201
      Other liabilities                     21,220     19,094     41,838     40,545
                                         ---------  ---------  ---------  ---------

   Net cash provided by operating
      activities                            56,944     72,450    111,563    115,331
                                         ---------  ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                               (10,246)    (1,447)   (16,029)   (23,179)
Decrease in cash and equivalents -
   restricted                                 --         --         --        1,725
                                         ---------  ---------  ---------  ---------

   Net cash used in investing activities   (10,246)    (1,447)   (16,029)   (21,454)
                                         ---------  ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and
   notes payable                           (59,932)   (42,408)  (118,634)   (84,213)
Additions to loan costs                       --      (24,219)      --      (29,294)
Repurchase of limited partnership Units       --         --      (12,076)      --
                                         ---------  ---------  ---------  ---------

  Net cash used in financing activities    (59,932)   (66,627)  (130,710)  (113,507)
                                         ---------  ---------  ---------  ---------

  Net increase (decrease) in cash and
    equivalents                            (13,234)     4,376    (35,176)   (19,630)

CASH AND EQUIVALENTS, beginning of
  period                                    21,002     12,263     42,944     36,269
                                         ---------  ---------  ---------  ---------

CASH AND EQUIVALENTS, end of period      $   7,768  $  16,639  $   7,768  $  16,639
                                         =========  =========  =========  =========

Interest paid on a cash basis            $  76,877  $  93,883  $ 154,987  $ 188,159
                                         =========  =========  =========  =========


                            NTS PROPERTIES PLUS LTD.

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1997 and 1996.

1.    Use of Estimates in the Preparation of Financial Statements
      -----------------------------------------------------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.Actual results could differ from those estimates.

2.    Cash and Equivalents - Restricted
      ---------------------------------
      Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes in accordance with the loan agreements.

3.    Interest Repurchase Reserve
      --------------------------
      On November 6, 1996, the  Partnership  established an Interest  Repurchase
      Reserve in the amount of $25,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership will be able to repurchase 35,714 Units at a price of $0.70 per unit. Through June 30, 1997, the Partnership has repurchased a total of 21,995 Units for $15,397. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On February 17, 1997, the Partnership indefinitely suspended the Interest Repurchase Program.

4.    Mortgages Payable
      -----------------
      Mortgages payable consist of the following:


                                                   June 30,         December 31,
                                                    1997                1996
                                                 -----------       -------------
      Mortgage payable to an insurance
      company,  bearing interest at a fixed
      rate of 8.5%, due November 15, 2005,
      secured by land and building               $ 1,557,494        $ 1,619,600

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                   725,154            744,727

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                   695,064            713,826

                              (Continued next page)

      ------------------------------
                                                    June 30,       December 31,
                                                      1997            1996
                                                  -----------      -----------
      Mortgage payable to an insurance
      company,  bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                $   674,001      $   692,194
                                                   ----------       ----------
                                                  $ 3,651,713      $ 3,770,347
                                                   ==========       ==========

      Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long term debt approximates carry value.


5.    Related Party Transactions
      --------------------------
      Property  management  fees  of  $24,691  and  $26,451  were  paid  to  NTS
      Development   Company,   an  affiliate  of  the  general  partner  of  the
      Partnership,  during  the  six  months  ended  June  30,  1997  and  1996, respectively. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $1,334 and $479 as a repair and maintenance fee during the six months ended June 30, 1997 and 1996, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                           1997                1996
                                        ---------           --------

               Administrative            $ 31,073           $ 58,395
               Leasing                      9,954             10,108
               Property manager            18,501             14,775
               Other                           83                882
                                         --------            -------

                                         $ 59,611           $ 84,160
                                         ========            =======

      Accounts payable - operations includes approximately $277,000 and $233,000 due NTS Development Company at June 30, 1997 and December 31, 1996, respectively. NTS Development Company has indicated to the Partnership that they will not demand repayment of the amounts outstanding as of June 30, 1997 during 1997. Payments to this affiliate will be made during 1997 as cash flows permit.

6.    Reclassification of 1996 Financial Statements
      ---------------------------------------------
      Certain reclassifications have been made to the June 30, 1996 financial statements to conform with the June 30, 1997 classifications. These reclassifications have no effect on previously reported operations.

7.    Commitments and Contingencies
      -----------------------------
      Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The business center is owned by the Lakeshore/University II (L/U II) Joint Venture in which the Partnership has a 12% interest. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet(including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorder's Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 18% of the partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. See Note 8 for a further discussion regarding the current status of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

      In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet of the space it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when the Crosby lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flows from operations and/or cash reserves.


8.    Subsequent Event
      ----------------
      Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. Subsequent to June 30, 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates.

      -----------------------------
      The amount of any settlement will be substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. As a result, the Joint Venture may be forced to seek out additional sources of capital to fund ongoing operations, including, without limitation, from loans, the sale of assets, additional capital contributions of its partners and/or the admission of a new partner or partners, or from other sources. There is no present assurance that any such needed capital will be available.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership properties as of June 30 were as follows:


                                                     1997              1996
                                                     ----              ----

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties VII,
Ltd.(Ownership % at June 30, 1997)
-----------------------------------------

Blankenbaker Business Center 1A (39%)                100%             100%

Properties owned through Lakeshore/University
II Joint Venture (L/U II Joint Venture)
(Ownership % at June 30, 1997)
---------------------------------------------

Lakeshore Business Center Phase I (12%)               97%              99%

Lakeshore Business Center Phase II (12%)              94%              80%

University Business Center Phase II (12%)             99%              99%

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1997 and 1996 was as follows:


                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  ------------------        -----------------

                                    1997      1996            1997      1996
                                  --------  --------        --------   ------
Property owned in Joint
Venture with NTS-Properties IV
and NTS-Properties VII, Ltd.
(Ownership % at June 30, 1997)
------------------------------

Blankenbaker Business Center
1A (39%)                          $ 91,589  $ 91,554        $183,143   $183,057

Properties owned through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
(Ownership % at June 30, 1997)
------------------------------

Lakeshore Business Center
Phase I (12%)                     $ 43,870  $ 44,490        $ 88,338   $ 87,547

Lakeshore Business Center
Phase II (12%)                    $ 44,921  $ 35,900        $ 86,656   $ 68,890

University Business Center
Phase II (12%)                    $ 20,209  $ 38,278        $ 32,047   $ 75,510

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 was not significant.

The 2% decrease in occupancy at Lakeshore Business Center Phase I from June 30, 1996 to June 30, 1997 can be attributed to five tenant move-outs totalling approximately 10,300 square feet. The five move-outs consist of one tenant vacating at the end of the lease term (1,800 square feet), one tenant exercising a termination option (1,600 square feet - no termination fee was required) and three tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space at another location (700 square feet tenant paid rent through end of lease), one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease termination fee (recorded as rental income) of approximately $7,000 of which the Partnership's proportionate share is $840 or 12%) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. The move-outs are partially offset by five new leases totalling approximately 6,400 square feet and an expansion by a current tenant of its existing space totalling approximately 2,100 square feet. Average occupancy at Lakeshore Business Center Phase I decreased from 98% (1996) to 96% (1997) for the three months ended June 30 and decreased from 98% (1996) to 95% (1997) for the six month period. The change in rental and other income at Lakeshore Business Center Phase I for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 was not significant.

The 14% increase in occupancy at Lakeshore Business Center Phase II from June 30, 1996 to June 30, 1997 can be attributed to six new leases totalling approximately 17,400 square feet which includes approximately 7,000 square feet in expansions by two current tenants. One tenant, Lambda Physik, accounts for nearly 11,000 square feet of the total new leases and has become the largest tenant in the building; occupying approximately 11% of the total building rentable square feet. Partially offsetting the new leases is a downsizing by a current tenant of its existing space of approximately 3,600 square feet. The downsizing was the result of a decision by the tenant's management to centralize its warehouse operation with another location. The downsizing was done in conjunction with a lease renewal; therefore, there was no write-off of accrued income. Average occupancy at Lakeshore Business Center Phase II increased from 80% (1996) to 94% (1997) for the three months ended June 30 and increased from 76% (1996) to 92% (1997) for the six month period. The increase in rental and other income at Lakeshore Business Center Phase II for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due primarily to the increase in average occupancy.

As of June 30, 1997, Lakeshore Business Center Phase II has approximately 1,800 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy during the fourth quarter of 1997.

Subsequent to June 30, 1997, a lease for approximately 4,200 square feet was signed at Lakeshore Business Center Phase II with a tenant who currently occupies approximately 1,300 square feet in Lakeshore Business Center Phase I. The lease is for six years and the tenant is expected to take occupancy near the end of the third quarter of 1997. With the new leases, the business center's occupancy should improve to 100%. See the Liquidity and Capital Resources section of this item for the tenant finish commitment related to this lease.

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term is for seven years,and the tenant took
occupancy  in April 1991.   As a result of Crosby downsizing and sub-leasing a

---------------------------------
portion of its leased space, occupancy has decreased to 99% at June 30, 1997 and 1996. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for a further discussion of Crosby and its leased space.

The decrease in rental and other income at University Business Center Phase II for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due to the following. Through the end of 1996, Crosby continued to make rent payments pursuant to the original lease term. The Joint Venture received notice that Crosby did not intend to pay full rental due under the lease agreement from and after January 1997. Although the Joint Venture does not presently have lease agreements (except as noted below) with Crosby's subtenants, beginning February 1997, rent payments from Crosby's sub-tenants (see discussion below) have been made directly to the Joint Venture, which are substantially less than what Crosby owed. Currently, the Joint Venture is recognizing income to the extent of what is being collected from the sub-tenants. The decrease in rental and other income for the six month period is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share is approximately $8,400 or 12%.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use on collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the six months ended June 30, 1997 or 1996.

The change in interest and other income for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 was not significant.

The increase in operating expense for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due primarily to increased exterior building renovations at Blankenbaker Business Center 1A and increased legal expenses at Lakeshore Business Center Phase I. Fluctuations in operating expenses at Lakeshore Business Center Phase II and University Business Center Phase II were not significant.

The increase in operating expense - affiliated for the six months ended June 30, 1997 as compared to the same period in 1996 is primarily the result of increased property management costs at all of the Partnership's properties. The change in operating expense - affiliated for the three month period was not significant. Operating expenses - affiliated are expenses for service performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense has decreased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 primarily as a result of the lower interest rate on the permanent financings the L/U II Joint Venture obtained in July 1996 (8.125% compared to 10.6% on the previous debt). The decrease is also due to continued principal payments on the L/U II Joint Venture's and Blankenbaker Business Center 1A's debt. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenue between periods will differ from the fluctuations of management fee expense.

---------------------------------
The changes in real estate taxes and professional and administrative expenses for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 were not significant.

The decrease in professional and administrative expenses - affiliated for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is due primarily to decreased salary costs. Professional and administrative expenses - affiliated are expenses for services preformed by employees of NTS Development Company, an affiliate of the General Partner.

The change in depreciation and amortization expense for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 was not significant. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes approximately $6,800,000.

Liquidity and Capital Resources
-------------------------------
Cash provided by operations was $111,563 and $115,331 for the six months ended June 30, 1997 and 1996, respectively. The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of June 30) were $7,768 and $16,639 as of June 30, 1997 and 1996, respectively.

As of June 30, 1997, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $4,037,051. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at June 30, 1997 is $1,557,494. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of June 30, 1997 the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at June 30, 1997 were $5,768,923, $5,529,548 and $5,361,986, respectively, for a total of $16,660,457.
The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at June 30, 1997 was $725,154, $695,064 and $674,001, respectively, for a total of $2,094,219. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flows were derived from operating activities. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision of the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by investing activities

-------------------------------------------

in 1996 were the result of a release of funds escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by a 1995 loan agreement. Cash flows used in investing activities were funded by cash flow from operating activities. Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

Due to the fact that no distributions were made during the six months ended June 30, 1997 or 1996, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

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

Philip Crosby Associates, Inc. ("Crosby") has leased 100% of University Business Center Phase II. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. The Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 18% of the partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from the sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. Subsequent to June 30, 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. The amount of any settlement will be substantially less than the aggregate liability of Crosby to the Joint

-------------------------------------------

Venture resulting from Crosby's default under its lease. As a result, the Joint Venture may be forced to seek out additional sources of capital to fund ongoing operations, including, without limitation, from loans, the sale of assets, additional capital contributions of its partners and/or the admission of a new partner or partners, or from other sources. There is no present assurance that any such needed capital will be available.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet of the space it currently sub-leases from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet it presently sub-leases from Crosby. Both lease terms commence April 1998 when Crosby's lease ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

As of June 30, 1997, the Blankenbaker Business Center 1A Joint Venture has a commitment for approximately $17,000 of exterior building and courtyard renovations. The Partnerships proportionate share of the commitment is approximately $6,600 or 39%. The renovations are expected to be completed during the third quarter of 1997.

The Partnership had no other material commitments for renovations or capital improvements at June 30, 1997.

Subsequent to June 30, 1997, the L/U II Joint Venture made a commitment of approximately $100,000 for tenant finish improvements and leasing costs at Lakeshore Business Center Phase II. The commitment is the result of a new six year lease for approximately 4,200 square feet. The tenant is expected to take occupancy of the space near the end of the third quarter. The Partnership's proportionate share of this commitment is approximately $12,000 of 12%.

During 1996, the Partnership established an Interest Repurchase Reserve in the amount of $25,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership would be able to repurchase 35,714 Units at a price of $0.70 per Unit. As of June 30, 1997, 21,995 Units have been repurchased for $15,397. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor. On February 17, 1997, the repurchase of Partnership Units was indefinitely suspended in order to conserve cash. This step is being taken until it is clear that, in the General Partner's opinion, the Partnership has the necessary cash reserves to meet future leasing and tenant finish costs and has rebuilt cash reserves to meet the ongoing needs of the Partnership.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at June 30, 1997 in the asset held for sale is $96,949. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.

--------------------------------------------

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

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking" statements since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report, which reflects managements's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

PART II.  OTHER INFORMATION

l.     Legal Proceedings
       ----------------
       None

2.     Changes in Securities
       ---------------------
       None

3.     Defaults upon Senior Securities
       -------------------------------
       None

4.     Submission of Matters to a Vote of Security Holders
       ----------------------------------------------------
       None

5.     Other Information
       -----------------
       None

6.     Exhibits and Reports on Form 8-K
       --------------------------------
       (a)     Exhibits:

               Exhibit 27.  Financial Data Schedule

       (b)     Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended June 30, 1997.

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


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------
                                  (Registrant)

                               BY: NTS-Properties Plus Associates,
                                   General Partner
                                   BY: NTS Capital Corporation,
                                       General Partner


                                                 /s/ John W. Hampton
                                                 -------------------------------
                                                 John W. Hampton
                                                 Senior Vice President


Date:    August 11, 1997
         ----------------