Form 10-Q
period 1997-09-30
NTS PROPERTIES PLUS LTD
filed 1997-11-13
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997



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

                                TABLE OF CONTENTS


                                                                          Pages

                                     PART I

Item 1.       Financial Statements

              Balance Sheets and Statement of Partners' Equity
                As of September 30, 1997 and December 31, 1996                3

              Statements of Operations
                For the three months and nine months ended
                September 30, 1997 and 1996                                   4

              Statements of Cash Flows
                For the three months and nine months ended
                September 30, 1997 and 1996                                   5

              Notes To Financial Statements                                 6-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10-16


                                     PART II

1.     Legal Proceedings                                                     17
2.     Changes in Securities                                                 17
3.     Defaults upon Senior Securities                                       17
4.     Submission of Matters to a Vote of Security Holders                   17
5.     Other Information                                                     17
6.     Exhibits and Reports on Form 8-K                                      17

Signatures                                                                   18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES PLUS LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                     As of              As of
                                              September 30, 1997  December 31, 1996*
                                              ------------------  ------------------
ASSETS

Cash and equivalents                               $     8,282      $    42,944
Cash and equivalents - restricted                       85,816           24,540
Accounts receivable                                     24,200           50,408
Land, buildings and amenities, net                   1,035,009        1,121,097
Asset held for sale                                     96,949           96,949
Deferred leasing commissions                           138,545          153,380
Organizational and start-up costs, net                     776            1,025
Other assets                                            80,128           80,945
                                                   -----------      -----------

                                                   $ 1,469,705      $ 1,571,288
                                                   ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $ 3,590,527      $ 3,770,347
Accounts payable - operations                          369,276          268,688
Accounts payable - construction                         12,938            4,106
Security deposits                                       14,716           12,030
Other liabilities                                       76,203           15,421
                                                   -----------      -----------

                                                     4,063,660        4,070,592

Commitments and Contingencies

Partners' equity                                    (2,593,955)      (2,499,304)
                                                   -----------      -----------

                                                   $ 1,469,705      $ 1,571,288
                                                   ===========      ===========


                                    Limited         General
                                   Partners         Partner         Total
                                   --------         -------         -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                  $ 11,784,521    $        100    $ 11,784,621
Net loss - prior years            (12,094,247)       (122,164)    (12,216,411)
Net loss - current year               (81,576)           (824)        (82,400)
Cash distributions declared
 to date                           (2,038,520)        (20,592)     (2,059,112)
Repurchase of limited
 partnership Units                    (20,653)             --         (20,653)
                                 ------------    ------------    ------------

Balances at September 30, 1997   $ (2,450,475)   $   (143,480)   $ (2,593,955)
                                 ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1997.


                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF OPERATIONS



                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                         -------------             -------------

                                      1997          1996        1997          1996
                                      ----          ----        ----          ----

REVENUES:
 Rental income                      $ 202,896    $ 209,294    $ 592,693    $ 623,807
 Interest and other income                449        1,006        1,504        2,164
                                    ---------    ---------    ---------    ---------

                                      203,345      210,300      594,197      625,971

EXPENSES:
  Operating expenses                   40,941       34,987      113,886       92,400
  Operating expenses - affiliated      14,774       11,400       43,127       36,563
 Write-off of unamortized loan
   costs                                   --        9,082           --        9,082
  Interest expense                     75,619       83,490      229,439      270,329
  Management fees                      12,630       13,513       37,320       39,964
  Real estate taxes                    19,283       20,506       57,851       60,137
  Professional and administrative
     expenses                          12,104        9,861       36,045       31,844
  Professional and administrative
     expenses - affiliated             13,696       25,927       39,878       79,573
  Depreciation and amortization        39,490       39,875      119,051      122,220
                                    ---------    ---------    ---------    ---------

                                      228,537      248,641      676,597      742,112
                                    ---------    ---------    ---------    ---------

Net loss                            $ (25,192)   $ (38,341)   $ (82,400)   $(116,141)
                                    =========    =========    =========    =========

Net loss allocated to the limited
  partners                          $ (24,940)   $ (37,958)   $ (81,576)   $(114,979)
                                    =========    =========    =========    =========

Net loss per limited partnership
  unit                              $   (0.04)   $   (0.06)   $   (0.12)   $   (0.17)
                                    =========    =========    =========    =========

Weighted average number of units      663,402      685,647      667,207      685,647
                                    =========    =========    =========    =========




                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF CASH FLOWS



                                                 Three Months Ended            Nine Months Ended
                                                   September  30,                September 30,
                                                   ---------  ---                -------------

                                                1997           1996           1997           1996
                                                ----           ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $   (25,192)   $   (38,341)   $   (82,400)   $  (116,141)
Adjustments to reconcile net loss to
  net cash provided by operating
   activities:
  Write-off of unamortized loan costs               --          9,082             --          9,082
   Depreciation and amortization                39,490         39,875        119,051        122,220
   Changes in assets and liabilities:
      Cash and equivalents - restricted        (20,310)       (21,299)       (61,276)       (64,799)
      Accounts receivable                        7,572          9,432         26,208         36,636
      Deferred leasing commissions               4,919          3,779         14,835          9,714
      Other assets                               6,650          6,976         (4,225)       (14,791)
      Accounts payable - operations             31,528         (2,390)       100,588         99,780
      Security deposits                          1,067            265          2,685            466
      Other liabilities                         18,945         23,049         60,783         63,592
                                           -----------    -----------    -----------    -----------

   Net cash provided by operating
      activities                                64,669         30,428        176,249        145,759
                                           -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                                    (2,794)        (1,699)       (18,840)       (24,879)
Decrease in cash and equivalents -
   restricted                                       --             --             --          1,725
                                           -----------    -----------    -----------    -----------

   Net cash used in investing activities        (2,794)        (1,699)       (18,840)       (23,154)
                                           -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                       --      2,187,180             --      2,187,180
Principal payments on mortgages and
   notes payable                               (61,186)    (2,146,497)      (179,820)    (2,230,710)
Additions to loan costs                             --        (16,981)            --        (46,274)
Repurchase of limited partnership Units           (175)            --        (12,251)            --
                                           -----------    -----------    -----------    -----------

  Net cash provided by (used in)
    financing activities                       (61,361)        23,702       (192,071)       (89,804)
                                           -----------    -----------    -----------    -----------

  Net increase (decrease) in cash and
     equivalents                                   514         52,431        (34,662)        32,801

CASH AND EQUIVALENTS, beginning of
   period                                        7,768         16,639         42,944         36,269
                                           -----------    -----------    -----------    -----------

CASH AND EQUIVALENTS, end of period        $     8,282    $    69,070    $     8,282    $    69,070
                                           ===========    ===========    ===========    ===========


Interest paid on a cash basis              $    75,619    $    87,560    $   230,606    $   275,719
                                           ===========    ===========    ===========    ===========


                            NTS PROPERTIES PLUS LTD.

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1997 and 1996.

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

3.    Interest Repurchase Reserve
      ---------------------------

      On November 6, 1996, the  Partnership  established an Interest  Repurchase
      Reserve in the amount of $25,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership would be able to repurchase 35,714 Units at a price of $0.70 per unit. Through September 30, 1997, the Partnership has repurchased a total of 22,245 Units for $15,572. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On February 17, 1997, the Partnership indefinitely suspended the Interest Repurchase Program.

4.    Mortgages Payable
      -----------------

      Mortgages payable consist of the following:


                                                 September 30,     December 31,
                                                     1997              1996
                                                     ----              ----
      Mortgage  payable to an insurance
      company,  bearing interest at a fixed
      rate of 8.5%, due November 15, 2005,
      secured by land and building                $ 1,525,441      $ 1,619,600

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                    715,066          744,727

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                    685,395          713,826


                              (Continued next page)

      -----------------------------

                                                 September 30,     December 31,
                                                     1997              1996
                                                     ----              ----
      Mortgage  payable to an insurance
      company,  bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                $   664,625      $   692,194
                                                   ----------       ----------
                                                  $ 3,590,527      $ 3,770,347
                                                   ==========       ==========

      Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long term debt approximates carry value.


5.    Related Party Transactions
      --------------------------

      Property  management  fees  of  $37,320  and  $39,964  were  paid  to  NTS
      Development Company, an affiliate of the general partner of the Partnership, during the nine months ended September 30, 1997 and 1996, respectively. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $2,116 and $931 as a repair and maintenance fee during the nine months ended September 30, 1997 and 1996, respectively, and has capitalized this cost as part of land, buildings and amenities.

      As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                              1997                1996
                                           ---------           ---------

            Administrative                  $ 45,791           $  84,897
            Leasing                           15,699              14,520
            Property manager                  28,616              21,857
            Other                              1,538               4,124
                                            --------            --------

                                            $ 91,644           $ 125,398
                                            ========            ========

      Accounts payable - operations includes approximately $303,000 and $233,000 due NTS Development Company at September 30, 1997 and December 31, 1996, respectively. NTS Development Company has indicated to the Partnership that they will not demand repayment of the amounts outstanding as of September 30, 1997 during 1997. Payments to this affiliate will be made during 1997 as cash flows permit.

6.    Reclassification of 1996 Financial Statements
      ---------------------------------------------

      Certain  reclassifications  have  been  made  to the  September  30,  1996
      financial   statements   to   conform   with  the   September   30,   1997
      classifications. These reclassifications have no effect on previously reported operations.

7.    Commitments and Contingencies
      -----------------------------

      Philip Crosby Associates, Inc. ("Crosby") leased 100% of University Business Center Phase II. The business center is owned by the Lakeshore/University II (L/U II) Joint Venture in which the Partnership has a 12% interest. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet(including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 18% of the Partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. See below for a further discussion regarding the current status of the litigation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

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

      Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. The amount of the proposed settlement is substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's

      -----------------------------------------

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


8.    Subsequent Event
      ----------------

      Subsequent to September 30, 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

Results of Operations
---------------------

The occupancy levels at the Partnership properties as of September 30 were as follows:



                                                       1997         1996
                                                       ----         ----

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties VII,
Ltd.(Ownership % at September 30, 1997)
---------------------------------------

Blankenbaker Business Center 1A (39%)                   100%         100%

Properties owned through Lakeshore/University
II Joint Venture (L/U II Joint Venture)
(Ownership % at September 30, 1997)
--------------------------------------------

Lakeshore Business Center Phase I (12%)                  99%          97%

Lakeshore Business Center Phase II (12%)                 96%          83%

University Business Center Phase II (12%)                99%          99%

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1997 and 1996 was as follows:


                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,

                                        1997        1996      1997     1996
                                      ---------   --------  --------  -------
Property owned in Joint
Venture with NTS-Properties IV
and NTS-Properties VII, Ltd.
(Ownership % at September 30,
1997)
------------------------------

Blankenbaker Business Center
1A (39%)
                                       $ 91,554   $ 91,554  $274,697  $274,611
Properties owned through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
(Ownership % at September 30,
1997)
------------------------------

Lakeshore Business Center
Phase I (12%)                          $ 45,780   $ 43,189  $134,118  $130,736

Lakeshore Business Center
Phase II (12%)                         $ 43,921   $ 36,553  $130,577  $105,442

University Business Center
Phase II (12%)                         $ 21,770   $ 38,268  $ 53,816  $113,777

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 was not significant.

The 2% increase in occupancy at Lakeshore Business Center Phase I from September 30, 1996 to September 30, 1997 can be attributed to five new leases totalling approximately 7,500 square feet and an expansion by a current tenant of its existing space totalling approximately 2,100 square feet. Partially offsetting the new leases are three tenants vacating prior to the end of the lease term one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease termination fee [recorded as rental income] of approximately $7,000 of which the Partnership's proportionate share is $840 or 12%), one due to a decision by management to allow a tenant to terminate its lease early to accommodate a new long term tenant (1,900 square feet - tenant paid the L/U II Joint Venture a lease termination fee [recorded as rental income] of approximately $5,000 of which the Partnership's proportionate share is $629 or 12%) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. Average occupancy at Lakeshore Business Center Phase I increased from 97% (1996) to 98%(1997) for the three months ended September 30 and decreased from 98% (1996) to 96% (1997) for the nine month period. The change in rental and other income at Lakeshore Business Center Phase I for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 was not significant.

The 13% increase in occupancy at Lakeshore Business Center Phase II from September 30, 1996 to September 30, 1997 can be attributed to five new leases totalling approximately 17,000 square feet which includes approximately 5,700 square feet in expansions by Lambda Physik, a current tenant. Lambda Physik leases nearly 12,700 square feet and has become the largest tenant in the building occupying approximately 13% of the building's total rentable square feet. Partially offsetting the new leases is one tenant move-out, at the end of the lease term, of approximately 4,800 square feet. Average occupancy at Lakeshore Business Center Phase II increased from 81% (1996) to 95% (1997) for the three months ended September 30 and increased from 78% (1996) to 93% (1997) for the nine month period. The increase in rental and other income at Lakeshore Business Center Phase II for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to the increase in average occupancy.

As of September 30, 1997, Lakeshore Business Center Phase II has approximately 4,200 square feet of additional space leased by a tenant who currently occupies approximately 1,300 square feet in Lakeshore Business Center Phase I. The lease is for six years and the tenant is expected to take occupancy during the fourth quarter of 1997. With the new lease, the business center's occupancy should improve to 100%.

Philip Crosby Associates, Inc. ("Crosby") leased 100% of University Business Center Phase II. The original lease term was for seven years, and the tenant took occupancy in April 1991. As a result of Crosby downsizing and sub-leasing a portion of its leased space, occupancy has decreased to 99% at September 30, 1997 and 1996. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for a further discussion of Crosby and its leased space.

---------------------------------

The decrease in rental and other income at University Business Center Phase II for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due to the following. Through the end of 1996, Crosby continued to make rent payments pursuant to the original lease term. During
1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the lease agreement from and after January 1997. Although the Joint Venture does not presently have lease agreements (except as noted below) with Crosby's sub-tenants, beginning February 1997, rent payments from Crosby's sub-tenants (see discussion below) have been made directly to the Joint Venture, which are substantially less than what Crosby owed. Currently, the Joint Venture is recognizing income to the extent of what is being collected from the subtenants. The decrease in rental and other income for the nine month period is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share is approximately $8,400 or 12%.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the nine months ended September 30, 1997 or 1996.

The change in interest and other income for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 was not significant.

The increase in operating expense for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to increased exterior building renovations at Blankenbaker Business Center 1A. Fluctuations in operating expenses at Lakeshore Business Center Phases I and II and University Business Center Phase II were not significant in either period.

The increase in operating expense - affiliated for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily the result of increased property management costs at all of the Partnership's properties. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The 1996 write-off of unamortized loan costs relates to loan costs associated with the Lakeshore/University II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998) as a result of permanent financing obtained by the Joint Venture in July 1996.

Interest expense has decreased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 primarily as a result of the lower interest rate on the permanent financings the L/U II Joint Venture obtained in July 1996 (8.125% compared to 10.6% on the previous debt). The decrease is also due to continued principal payments on the L/U II Joint Venture's and Blankenbaker Business Center 1A's debt. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenue between periods will differ from the fluctuations of management fee expense.

---------------------------------

The change in real estate taxes for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 was not significant.

Professional and administrative expenses have increased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of increased outside accounting expenses.

The decrease in professional and administrative expenses - affiliated for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to decreased salary costs. Professional and administrative expenses - affiliated are expenses for services preformed by employees of NTS Development Company, an affiliate of the General Partner.

The change in depreciation and amortization expense for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 was not significant. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes approximately $6,800,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $176,249 and $145,759 for the nine months ended September 30, 1997 and 1996, respectively. The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of September 30) were $8,282 and $69,070 as of September 30, 1997 and 1996, respectively.

As of September 30, 1997, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $3,953,968. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1997 is $1,525,441. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of September 30, 1997 the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at September 30, 1997 were $5,688,669, $5,452,624 and $5,287,393 for a total of $16,428,686. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at September 30, 1997 was $715,066, $685,395 and $664,625, respectively, for a total of $2,065,086. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flows were derived from operating activities. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision of the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or

-------------------------------------------

incurred because of a lease renewal. Cash flows provided by investing activities in 1996 were the result of a release of funds escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by a 1995 loan agreement. Cash flows used in investing activities were funded by cash flow from operating activities. Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and the repurchase of limited partnership Units. Cash flows provided by financing activities in 1996 are from the L/U II Joint Venture debt refinancings. The Partnership does not expect any material changes in the mix and relative cost of capital resources except for renovations and other major capital expenditures, including tenant finish, which may be required to be funded from cash reserves if they exceed cash flow from operating activities.

Due to the fact that no distributions were made during the nine months ended September 30, 1997 or 1996, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

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

Philip Crosby Associates, Inc. ("Crosby") leased 100% of University Business Center Phase II. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Currently, Crosby has sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) is being leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement from and after January 1997. The rental income from this property accounted for approximately 18% of the Partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, beginning February 1997 rent payments from the sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

Crosby has abandoned its business and sold all or most of its operating assets and has informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent has agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. The amount of the proposed

-------------------------------------------

settlement is substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. As a result, the Joint Venture may be forced to seek out additional sources of capital to fund ongoing operations, including, without limitation, from loans, the sale of assets, additional capital contributions of its partners and/or the admission of a new partner or partners, or from other sources. There is no present assurance that any such needed capital will be available.

Subsequent to September 30, 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997.

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

The  Partnership  had  no  material   commitments  for  renovations  or  capital
improvements at September 30, 1997.

During 1996, the Partnership established an Interest Repurchase Reserve in the amount of $25,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership would be able to repurchase 35,714 Units at a price of $0.70 per Unit. As of September 30, 1997, 22,245 Units have been repurchased for $15,572. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. On February 17, 1997, the repurchase of Partnership Units was indefinitely suspended in order to conserve cash. This step is being taken until it is clear that, in the General Partner's opinion, the Partnership has the necessary cash reserves to meet future leasing and tenant finish costs and has rebuilt cash reserves to meet the ongoing needs of the Partnership.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1997 in the asset held for sale is $96,949. The Joint Venture continues to actively market the asset for sale.

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

-------------------------------------------

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

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, may be considered to be "forward-looking" statements since such statements relate to matters which have not yet occurred. For example, phrases such as the Partnership "anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflects managements's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of commercial business centers. If a major commercial tenant defaults on its lease, the Partnership's ability to make payments due under its debt agreements, payments of operating costs and payment of other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

PART II.  OTHER INFORMATION

l.     Legal Proceedings

       None

2.     Changes in Securities

       None

3.     Defaults upon Senior Securities

       None

4.     Submission of Matters to a Vote of Security Holders

       None

5.     Other Information

       None

6.     Exhibits and Reports on Form 8-K

       (a)     Exhibits:

               Exhibit 27.  Financial Data Schedule

       (b)     Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended September 30, 1997.

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


Date:    November 12, 1997