Form 10-K
period 1997-12-31
NTS PROPERTIES PLUS LTD
filed 1998-03-30
CIK 818089

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

  (Mark One)

         X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended    December 31, 1997

                                        OR

      ____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

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

Exhibit Index: See page 50

Total Pages: 54

                                TABLE OF CONTENTS




                                                                          Pages


                                     PART I

Items 1 and 2        Business and Properties                               3-16
Item 3               Legal Proceedings                                       16
Item 4               Submission of Matters to a Vote of Security
                      Holders                                                16


                                     PART II

Item 5               Market for the Registrant's Limited Partnership
                      Interests and Related Partner Matters                  17
Item 6               Selected Financial Data                                 18
Item 7               Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       19-30
Item 8               Financial Statements and Supplementary Data          31-46
Item 9               Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure                 47


                                    PART III

Item 10              Directors and Executive Officers of the
                      Registrant                                          47-48
Item 11              Management Remuneration and Transactions                48
Item 12              Security Ownership of Certain Beneficial
                      Owners and Management                                  48
Item 13              Certain Relationships and Related
                      Transactions                                        48-49


                                     PART IV

Item 14              Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K                             50-53


Signatures                                                                   54

                                     PART I

Items 1. and 2.  Business and Properties
                 -----------------------

General
-------

Some of the statements included in Items 1. and 2., Business and Properties, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

NTS-Properties Plus Ltd. (the "Partnership") is a limited partnership which was organized under the laws of the State of Florida on April 30, 1987. The General Partner is NTS-Properties Plus Associates (a Kentucky limited partnership). As of December 31, 1997 the Partnership owned the following properties:

      - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky. NTS-Properties Plus Ltd. contributed the completed building to the joint venture between the Partnership and NTS-Properties VII, Ltd., an affiliate of the General Partner of the Partnership. It had previously acquired the completed building from an affiliate of the Partnership. In 1994, NTS-Properties IV., Ltd. ("NTS-Properties IV"), an affiliate of the General Partner of the Partnership, was admitted as a partner to the joint venture. The Partnership's percentage interest in the joint venture was 39% at December 31, 1997.

      - A joint venture interest in the Lakeshore/University II Joint Venture (L/U II Joint Venture). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties IV, NTS- Properties V and NTS/Ft. Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 12% at December 31, 1997. A description of the properties owned by the L/U II Joint Venture appears below:

          - Lakeshore Business Center Phase I - a business center with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

          - Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

          - University Business Center Phase II - a business center with approximately 78,000 net rentable first floor (office and service) and second floor (office) square feet and approximately 10,000 net rentable mezzanine square feet located in Orlando, Florida, acquired complete by the joint venture.

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

Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties VII, Ltd. and NTS-Properties IV, is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1997 was $3,869,108. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1997 is $1,492,702. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The properties owned by the L/U II Joint Venture, a joint venture between the Partnership, NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., are encumbered by mortgages payable to an insurance company as follows:

             Loan Balance
              at 12/31/97         Encumbered Property
              -----------         -------------------

              $5,606,774          Lakeshore Business Center Phase II
              $5,374,127          University Business Center Phase II
              $5,211,275          Lakeshore Business Center Phase I

The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1997 was $704,771, $675,528 and $655,057, respectively. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008 and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II (L/U II) Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend

-------------------

to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 18% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture.

During 1997, Crosby abandoned its business, sold all or most of its operating assets and informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. During the fourth quarter of 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997. The Partnership's proportionate share of the settlement was $36,000 or 12%. The amount of the settlement was substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. This deficit is partially offset by the rent payments received from the sub-lessees, as discussed above.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it sub-leased from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In addition, in November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet of space it sub-leased from Crosby. Both leases aggregate 69,000 square feet or 78% of the business center's net rentable area and commence April 1998 when the Crosby original lease term ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves .

The Joint Venture is currently negotiating directly with the other sub- lessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

The  Partnership  had  no  material   commitments  for  renovations  or  capital
improvements at December 31, 1997.

Subsequent to December 31, 1997, the Partnership obtained a $350,000 loan from a bank. The loan bears interest at a fixed rate of 8.5% for a one-year term with interest payable annually and is due January 29, 1999. NTS Financial Partnership, an affiliate of NTS Development Company, has provided collateral for the loan. The proceeds from the loan received January 30, 1998 were used to pay approximately $300,000 due NTS Development Company,

-------------------

an affiliate of the General Partner of the Partnership, and to fund Partnership operating payables. The remaining proceeds will be used to fund Partnership expenses.

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

The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months. Additionally, the outparcel building sites owned by the L/U II Joint Venture are being marketed for sale. See below for a further discussion regarding the possible sale of University Business Center Phase II.

On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V, an affiliate of the General Partner of the Partnership, to purchase University Business Center Phase I office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center Phase II office building, for an aggregate purchase price for all three of $18,700,000. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for these properties. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on the future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns a 12% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

Blankenbaker Business Center 1A
-------------------------------

Prudential Service Bureau, Inc. has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which excludes the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all space leased as of December 31, 1997 was $7.48. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. Prudential Service Bureau, Inc. is a professional service- oriented organization which deals in insurance claim processing. The occupancy level at the business center as of December 31, 1997, 1996, 1995, 1994 and 1993 was 100%.

The following table contains approximate data concerning the lease in effect on December 31, 1997:

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

Lakeshore Business Center Phase I
---------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $9.78 to $12.47 per square foot for first floor office space, $6.18 to $10.58 per square foot for first floor service space and $8.93 to $11.75 per square foot for second floor office space. The average base annual rental for all space leased as of December 31, 1997 was $10.23. Space is ordinarily leased for between one and eight years with the majority of current square footage being leased for a term of five years. Current leases expire between 1998 and 2002. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1997, there were 34 tenants leasing office space (first and second floor) and service space aggregating approximately 99,268 square feet of rentable area. The tenants who occupy Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include health care services, telemarketing services and management offices for both a cellular communications chain and a soft drink company. One tenant leases more than 10% of Lakeshore Business Center Phase I's rentable area: U. S. Homecare Infusion Therapy Products of Florida (11.7%). The occupancy levels at the business center as of December 31 were 96% (1997), 92% (1996 and 1995), 80% (1994)and 58%
(1993). The Partnership acquired an interest in this property as a result of its capital contribution to the L/U II Joint Venture as discussed below.

---------------------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1997.

Major Tenant:
                                                  Current Base
                                 Sq. Ft. and      Annual Rental
                                   % of Net      and % of Gross
                      Year of      Rentable        Base Annual        Renewal
       Name         Expiration       Area            Rental           Options
       ----         ----------       ----            ------           -------

U.S. Homecare
 Infusion Therapy
 Products of
 Florida               1998     12,081 (11.7%)  $135,912 (13.4%)        (1)

(1) Tenant has option to renew its lease for an unspecified period of time.

Other Tenants:

                                               Current Base
                             Sq. Ft. and       Annual Rental
                               % of Net       and % of Gross
      No. of     Year of       Rentable         Base Annual         Renewal
      Tenants   Expiration       Area             Rental            Options
      -------   ----------       ----             ------            -------

         12        1998     23,293 (22.8%)   $229,916 (22.6%)        None
          7        1999     31,162 (30.1%)   $303,516 (29.9%)     5 Three-Year
          9        2000     22,932 (22.2%)   $236,435 (23.3%)     2 Three-Year
          1        2001      1,495  (1.4%)   $ 17,568  (1.7%)     1 Three-Year
          4        2002      8,305  (8.0%)   $ 92,592  (9.1%)     2 Three-Year


Lakeshore Business Center Phase II
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $10.00 to $12.54 per square foot for first floor office space and $9.80 to $14.95 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1997 was $11.33. Space is ordinarily leased for between one and six years with the majority of current square footage being leased for a term of five years. Current leases expire between 1998 and 2003. Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1997, there were 22 tenants leasing office space (first and second floor) and service space aggregating approximately 95,981 square feet of rentable area (2). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include health care services, insurance services and management offices for the Florida state lottery. Three tenants lease more than 10% of Lakeshore Business Center Phase II's rentable area: Northwest Medical Center, Inc. (10.4%), Progressive American Insurance (10.9%) and Lambda Physik (13.0%). The occupancy levels at the business center as of December 31 were 100% (1997), 89% (1996), 72% (1995), 78% (1994) and 75% (1993).

(2) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.



                              (Continued next page)

----------------------------------------------

The following table contains approximate data concerning the leases in effect on December 31, 1997:

Major Tenants:

                                                    Current Base
                                    Sq. Ft. and     Annual Rental
                                     % of Net      and % of Gross
                        Year of      Rentable        Base Annual      Renewal
       Name           Expiration      Area(1)          Rental         Options
      -------         ---------- ---------------  ----------------  ----------
Northwest Medical
 Center, Inc.            2000     10,132 (10.4%)  $130,584 (11.9%)      None

Progressive American
 Insurance               1999     10,580 (10.9%)  $127,176 (11.5%)  1 Three-Year

Lambda Physik            2002     12,644 (13.0%)  $139,080 (12.6%)   1 Five-Year


Other Tenants:
                                                    Current Base
                                    Sq. Ft. and     Annual Rental
                                      % of Net     and % of Gross
      No. of           Year of       Rentable        Base Annual      Renewal
      Tenants         Expiration     Area (1)          Rental         Options
      -------         ---------- ---------------  ----------------  ----------
         4               1998     18,028 (18.5%)  $213,575 (19.4%)      (2)
         4               1999     11,566 (11.9%)  $128,970 (11.6%)  1 Three-Year
         7               2000     15,677 (16.2%)  $176,050 (16.1%)      None
         2               2001      8,361  (8.6%)  $ 84,912  (7.7%)      None
         1               2002      4,805  (4.9%)  $ 53,444  (4.8%)  1 Three-Year
         1               2003      4,188  (4.3%)  $ 48,156  (4.4%)      None

(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.
(2) 1 Two-Year and 1 Three-Year.

University Business Center Phase II
-----------------------------------

Philip Crosby Associates, Inc. ("Crosby") had leased 100% of University Business Center Phase II. (See above for a further discussion regarding Crosby and its lease with the Joint Venture). The original lease term was for seven years and the tenant took occupancy in April 1991. During 1997, Crosby abandoned its business, sold all or most of its assets and informed the Joint Venture that it may be insolvent. During the fourth quarter of 1997, the L/U II Joint Venture accepted $300,000 from Crosby's parent company in full satisfaction of all claims (Partnership's proportionate share is $36,000 or 12%). As of December 31, 1997, approximately 85,000 square feet of the business center (including approximately 10,000 square feet of mezzanine space) is occupied by four tenants who previously had sub-leases with Crosby. Sub-lease base annual rents, which exclude the cost of utilities, currently range from $8.89 to $11.70 per square foot for first floor office space, first floor service space, second floor office space and mezzanine space. The average base annual rental for all types of space sublet as of December 31, 1997 was $10.24. The sub-tenants occupying University Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include an audio/video school and studio and home building. Two tenants have sublet more than 10% of University Business Center II's rentable area (3): U.S. Home Corporation (11.7%) and Full Sail Recorders, Inc.(80.9%). The occupancy levels at the business center as of December 31 were 99% (1997 and 1996), 95% (1995) and 100% (1994 and 1993).

(3) Rentable area includes only first floor (office and service) square feet and
    second  floor  office  square  feet  and  excludes   1,791  square  feet  of
    maintenance space.

-----------------------------------------------

The following table contains approximate data concerning the sub-leases in effect as of December 31, 1997:

Major Tenants:

                                                       Current Base
                                        Sq. Ft. and    Annual Rental
                                         % of Net     and % of Gross
                            Year of      Rentable       Base Annual     Renewal
       Name               Expiration     Area (1)         Rental        Options
       ----               ----------  -------------- ----------------  ---------

U.S. Home Corporation        1998      9,132 (11.7%) $105,744 (12.2%)     None

Full Sail Recorders, Inc.    1998     62,912 (80.9%) $735,984 (84.6%)      (2)


Other Tenants:

                                                       Current Base
                                        Sq. Ft. and    Annual Rental
                                          % of Net    and % of Gross
      No. of               Year of       Rentable       Base Annual     Renewal
      Tenants             Expiration     Area (1)         Rental        Options
      -------             ---------- --------------- ---------------- ----------
         2                   1998      2,602 ( 3.3%) $ 29,056 ( 3.2%)     None


(1) Rentable area includes only first floor (office and service)square  feet and
    second  floor  office  square  feet  and  excludes   1,791  square  feet  of
    maintenance space.

(2) Full Sail Recorders, Inc. has signed a lease for 48,667 square feet beginning April 1998 through July 2004 at a rate of $11.76 per square foot. Full Sail has also signed a lease for an additional 20,696 square feet beginning April 1998 through July 2002 at a rate of $12.73 per square foot.

General
-------

Additional operating data regarding the Partnership's properties is furnished in the following table.


                                      Federal          Realty         Annual
                                     Tax Basis        Tax Rate     Realty Taxes
                                     ---------        --------     ------------
Property Owned in Joint
Venture with NTS-
Properties IV and NTS-
Properties VII, Ltd.
-----------------------
Blankenbaker Business
Center 1A                           $ 7,356,545       $.010980       $  56,914

Properties Owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)
-----------------------
Lakeshore Business Center
Phase I                              10,133,167        .026789         176,642

Lakeshore Business Center
Phase II                             12,204,414        .026789         140,432

University Business
Center Phase II                       7,104,723        .020011         107,161


Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

-------------------

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     December 31, 2030.

In 1990 when the Joint Venture was originally formed, NTS-Properties VII, Ltd. contributed $450,000 for additional tenant improvements to the business center and $325,000 for the purchase of the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. The Partnership contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

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

----------------------------------------

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. The lease expanded Prudential's leased space by approximately 15,000 square feet and extended its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential occupied 100% of the business center. The Partnership was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for the project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. The Partnership agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the Joint Venture were calculated with the admission of NTS-Properties IV. No future contributions are anticipated as of December 31, 1997.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 39% at December 31, 1997.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1997.

----------------------------------------

NTS University Boulevard Joint Venture - On January 3, 1989, the Partnership entered into a joint venture agreement with NTS-Properties V to develop, construct, own and operate Phase II of the University Business Center development in Orlando, Florida. NTS-Properties V contributed land valued at $1,460,000 and the Partnership contributed development and carrying costs of approximately $8,000,000. In connection with the construction of University Business Center Phase I, NTS-Properties V incurred the cost of developing certain common areas which are used by both University Business Center Phase I and Phase II. In 1989, the Partnership paid approximately $747,000 to NTS-Properties V for Phase II's share of the common area costs. During the second quarter of 1994, NTS-Properties V made an approximately $79,000 capital contribution to the Joint Venture. The capital contribution raised NTS-Properties V's ownership interest percentage from 16% to 17% and reduced the Partnership's ownership percentage from 84% to 83%. The contribution was made to fund a portion of the Joint Venture's operating costs. On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed L/U II Joint Venture. See below for a discussion of the L/U II Joint Venture.

Lakeshore/University II Joint Venture - On January 23, 1995, a new joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS- Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

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

----------------------------------------

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d) December 31, 2030.

Each of the properties was contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 12% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

              Loan Balance
              at 12/31/97                      Encumbered Property
              -----------                      -------------------

               $5,606,774                Lakeshore Business Center Phase II
               $5,374,127                University Business Center Phase II
               $5,211,275                Lakeshore Business Center Phase I

The loans are recorded as liabilities of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1997 is $2,035,356 ($704,771, $675,528, $655,057). The mortgages bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

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

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 12% at December 31, 1997.

The Partnership had no liability for funding losses of the joint venture as of December 31, 1997.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1997, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Plus Associates, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Plus Associates. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received $52,430 for the year ended December 31, 1997. The fee is equal to 6% of gross revenues from the Partnership's properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1997, the Management Agreement is still in effect.

Conflict of Interest
--------------------

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arm's length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by the Partnership for

--------------------------------

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


Item 3.  Legal Proceedings
         -----------------

None.


Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

None.

                                                   PART II

Item 5.      Market for Registrant's Limited Partnership Interests and Related
             -----------------------------------------------------------------
             Partner Matters
             ---------------

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 1,075 limited partners as of March 6, 1998. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1997 financial statements.

No distributions were paid during 1997, 1996 or 1995. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 1997, 1996 or 1995, the table which presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Item 6.  Selected Financial Data
         -----------------------

For the years ended December 31, 1997, 1996, 1995, 1994 and 1993.


                                            1997             1996            1995            1994           1993
                                           ------           ------          ------          ------         ------

Total revenue                           $    827,978    $    833,162    $    955,654    $  2,722,728    $  2,756,319

Total expenses                               905,412        (978,219)     (1,341,884)     (4,525,894)     (4,510,386)
                                        ------------    ------------    ------------    ------------    ------------

Net loss                                $    (77,434)   $   (145,057)   $   (386,230)   $ (1,803,166)   $ (1,754,067)
                                        ============    ============    ============    ============    ============

Net loss allocated to:
 General Partner                        $       (774)   $     (1,451)   $     (3,862)   $    (18,032)   $    (17,541)
 Limited partners                       $    (76,660)   $   (143,606)   $   (382,368)   $ (1,785,134)   $ (1,736,526)

Net loss per limited
partnership unit                        $      (0.12)   $      (0.21)   $      (0.56)   $      (2.60)   $      (2.53)

Weighted average number
 of limited partnership
 units                                       666,248         685,634       685,647         685,647         685,647

Cumulative net loss
allocated to:
  General Partner                       $   (122,938)   $   (122,164)   $   (120,713)   $   (116,851)   $    (98,819)
  Limited partners                      $(12,170,907)   $(12,094,247)   $(11,950,641)   $(11,568,273)   $ (9,783,139)

Cumulative taxable loss allocated to:
  General Partner                       $    (42,692)   $    (42,315)   $    (51,054)   $    (48,829)   $    (45,647)
  Limited partners                      $ (6,283,963)   $ (6,241,493)   $ (6,244,619)   $ (6,088,037)   $ (5,487,478)

Distributions declared:
 General Partner                        $         --    $         --    $         --    $         --    $         --
 Limited partners                       $         --    $         --    $         --    $         --    $         --

Cumulative distributions
 declared:
  General Partner                       $     20,592    $     20,592    $     20,592    $     20,592    $     20,592
  Limited partners                      $  2,038,520    $  2,038,520    $  2,038,520    $  2,038,520    $  2,038,520

At year end:
Land, buildings and
 amenities                              $    996,049    $  1,121,097    $  1,254,828    $ 14,902,218    $ 18,078,427

Total assets                            $  1,370,774    $  1,571,288    $  1,720,292    $ 17,507,720    $ 20,972,344

Mortgages and notes
 payable                                $  3,528,058    $  3,770,347    $  3,871,374    $ 18,612,183    $ 20,511,450


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

Item 7.      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

Results of Operations

The occupancy levels at the Partnership properties as of December 31 were as follows:


                                         Percentage
                                          Ownership
                                             at
                                          12/31/97     1997    1996     1995
                                          --------     ----    ----     ----

Wholly-owned Property
---------------------

Lakeshore Business Center Phase II                                        See
(See L/U II Joint Venture below)             N/A        N/A     N/A     below
                                                                          (1)
Property owned in Joint Venture
with NTS-Properties V
-------------------------------

University Business Center Phase II                                       See
(See L/U II Joint Venture below)             N/A        N/A     N/A     below
                                                                          (1)
Property owned in Joint Venture
with NTS-Properties IV and NTS-
Properties VII, Ltd.
--------------------------------

Blankenbaker Business Center 1A              39%       100%    100%      100%

Properties owned through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center Phase I            12%        96%     92%       92%

Lakeshore Business Center Phase II           12%       100%     89%       72%

University Business Center Phase II          12%        99%     99%       95%

(1) During the first quarter of 1995, the Partnership's ownership interest in the property changed. See below for a discussion regarding this change.










                  (Results of Operations - continued next page)

---------------------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                Percentage
                               Ownership at
                                 12/31/97      1997       1996       1995
                               ------------  --------   --------   ---------

Wholly-owned Property
---------------------

Lakeshore Business Center
Phase II (See L/U II Joint
Venture below)                        N/A         N/A         N/A  $   98,182
                                                                          (1)
Property owned in Joint
Venture with NTS-
Properties V
-----------------------

University Business Center
Phase II (See L/U II Joint
Venture below)                        N/A         N/A         N/A  $   82,183
                                                                          (1)
Property owned in Joint
Venture with NTS-
Properties IV and NTS-
Properties VII, Ltd.
-----------------------

Blankenbaker Business
Center 1A                             39%  $  366,251  $  366,073  $  363,172

Properties owned through
Lakeshore/University II
Joint Venture (L/U II
Joint Venture)
------------------------

Lakeshore Business Center
Phase I                               12%  $  178,745  $  167,160  $  135,055

Lakeshore Business Center
Phase II                              12%  $  177,396  $  146,021  $  135,324

University Business Center
Phase II                              12%  $  104,600  $  152,052  $  139,477

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

---------------------------------

On January 23, 1995, a new joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center Development.

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

Lakeshore Business Center Phase II                 NTS-Properties Plus Ltd.

Undeveloped land adjacent to the                   NTS-Properties Plus Ltd.
Lakeshore Business Center development
(3.8 acres)

Undeveloped land adjacent to the                   NTS/Fort Lauderdale, Ltd.
Lakeshore Business Center development
(2.4 acres)

University Business Center Phase II                NTS-Properties V and NTS-
                                                   Properties Plus Ltd.

Each of the properties was contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 12% partnership interest in the joint venture.

Discussions regarding the change in occupancy levels along with a discussion comparing the results of operations from 1996 to 1997 and from 1995 to 1996 follows.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The changes in rental and other income at Blankenbaker Business Center 1A from 1996 to 1997 and from 1995 to 1996 were not significant.

The 4% increase in year-ending occupancy at Lakeshore Business Center Phase I from 1996 to 1997 can be attributed to four new leases totaling approximately 6,400 square feet and an expansion by a current tenant of its existing space totaling approximately 2,100 square feet. Partially offsetting the new leases are three tenants vacating prior to the end of the lease term - one due to a downsizing decision by the tenant's parent company (1,200 square feet - tenant paid the L/U II Joint Venture a lease

---------------------------------

termination fee [recorded as rental income] of approximately $7,000 of which the Partnership's proportionate share is $840 or 12%), one due to a decision by management to allow a tenant to terminate its lease early to accommodate a new long term tenant (1,900 square feet - tenant paid the L/U II Joint Venture a lease termination fee [recorded as rental income] of approximately $5,000 of which the Partnership's proportionate share is $629 or 12%), and one due to a decision by management to allow a tenant to terminate its lease early at Lakeshore Business Center Phase I (1,300 square feet) and move into increased square footage at Lakeshore Business Center Phase II. Also partially offsetting the new leases is a reduction of 466 square feet by a current tenant of its existing space. Average occupancy at Lakeshore Business Center Phase I decreased from 97% in 1996 to 96% in 1997. Rental and other income increased at Lakeshore Business Center Phase I from 1996 to 1997 primarily as a result of an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements.

Year-ending occupancy at Lakeshore Business Center Phase I remained constant (92%) from 1995 to 1996. Six new leases totaling approximately 10,600 square feet, including approximately 3,400 square feet in expansions by two current tenants, are offset by five tenant move-outs totaling approximately 10,000 square feet. The five move-outs consist of two tenants (2,700 square feet) vacating at the end of the lease term, one tenant (1,600 square feet) exercising a termination option, and two tenants vacating prior to the end of the lease term - one due to a business decision to consolidate its office space at another location (700 square feet - tenant paid rent through end of lease) and one due to bankruptcy (5,000 square feet - tenant ceased rental payments). The write-off of accrued income connected with these leases was not significant. Average occupancy at Lakeshore Business Center Phase I increased from 84% in 1995 to 97% in 1996. Rental and other income increased from 1995 to 1996 primarily as a result of the increase in average occupancy. The increase in rental and other income is also due to the fact that the Partnership acquired an interest in Lakeshore Business Center Phase I as a result of the formation of the L/U II Joint Venture in January 1995. (See above for a discussion regarding the Joint Venture).

Year-ending  occupancy at Lakeshore  Business Center Phase II increased from 89%
(1996) to 100% (1997) as a result of five new leases totaling approximately 16,000 square feet which includes an approximately 1,800 square foot expansion by Lambda Physik, a current tenant. Lambda Physik leases nearly 12,700 square feet and has become the largest tenant in the building occupying approximately 13% of the building's total rentable square feet. Partially offsetting the new leases is one tenant move-out, at the end of the lease term, of approximately 4,800 square feet. Average occupancy at Lakeshore Business Center Phase II increased from 80% (1996) to 94% (1997). The increase in rental and other income at Lakeshore Business Center Phase II from 1996 to 1997 is primarily a result of the increase in average occupancy and an increase in common area expense reimbursements.

Year-ending  occupancy at Lakeshore  Business Center Phase II increased from 72%
(1995) to 89% (1996) as a result of five new leases totaling approximately 19,200 square feet which includes approximately 7,000 square feet in expansions by two current tenants. Partially offsetting the new leases and expansions is one tenant move-out, totaling 2,800 square feet, vacating prior to the end of the lease term but continuing to pay rent through the end of the lease term (August 1997). Average occupancy at Lakeshore Business Center Phase II increased from 76% (1995) to 80% (1996). Overall, rental and other income at Lakeshore Business Center Phase II remained fairly constant from 1995 to 1996 despite a 4% increase in average occupancy. This is primarily a result of a decrease in rental rates on lease renewals. As discussed in previous filings, prior to the Ft. Lauderdale area experiencing an economic downturn, the property was able to negotiate higher net effective rental rates than 1995 and 1996 market rental rates. As a result, the leases that were renewed at the end of 1995 and the

---------------------------------

beginning  of  1996  renewed  at  a  lower  net  effective   rental  rate.   The
Partnership's proportionate share of the rental and other income at Lakeshore Business Center Phase II, however, decreased in 1996 as compared to 1995. This is due to the fact that the Partnership's ownership interest in Lakeshore Business Center Phase II, decreased as a result of the formation of the L/U II Joint Venture on January 23, 1995. (See above for a discussion regarding the Joint Venture).

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II. The original lease term was for seven years and the tenant took occupancy in April 1991. As a result of Crosby downsizing and sub-leasing the majority of its leased space, occupancy has decreased to 99% at December 31, 1997, 1996 and 95% at December 31, 1995. During January 1997, Crosby vacated the remaining space it occupied at the business center. See below for further discussion of Crosby and its leased space. Rental and other income at University Business Center Phase II decreased from 1996 to 1997 due to the following. Through the end of 1996, Crosby continued to make rent payments pursuant to the original lease term. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the lease agreement including and subsequent to January 1997. Although the Joint Venture does not presently have lease agreements(except as noted below) with Crosby's sub-tenants, beginning February 1997, rent payments from Crosby's sub-tenants have been made directly to the Joint Venture, which are substantially less than what Crosby owed. During 1997, the Joint Venture recognized income to the extent of what was collected from the sub-tenants. The decrease in rental and other income is also due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share was approximately $8,400 or 12%.

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

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it has thought there could be a possible collection. There have been no funds recovered as a result of these actions during 1996 or 1995. During 1997, $300,000 was collected from Philip Crosby Associates, Inc., a former tenant at University Business Center Phase II. The Partnership's share was $43,000 or 12%. See below for a further discussion of this matter.

The change in interest and other income from 1996 to 1997 was not significant. The decrease in interest and other income from 1995 to 1996 is primarily due to the fact that the 1995 balance includes proceeds from the sale of furniture from a defaulted tenant's suite at Lakeshore Business Center Phase II (recorded as other income). There was no similar income during 1996.

The increase in operating expenses from 1996 to 1997 is due primarily to increased exterior building renovations at Blankenbaker Business Center 1A. Fluctuations in operating expenses at Lakeshore Business Center Phases I and II and University Business Center Phase II are not significant.

The decrease in operating expenses from 1995 to 1996 is primarily a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See above for further discussion regarding the Joint Venture). There were no significant fluctuations in operating expenses at Blankenbaker Business Center 1A.

---------------------------------

The increase in operating expenses - affiliated from 1996 to 1997 is primarily the result of increased property management costs at all of the Partnership's properties. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Operating expenses - affiliated decreased from 1995 to 1996 due to the decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in 1995. (See above for a discussion regarding the Joint Venture).

The 1996 write-off of unamortized loan costs relates to loan costs associated with the L/U II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1996 prior to their maturity (January 31, 1998). See the Liquidity and Capital Resources section of this item for further discussion.

The change in the amortization of capitalized leasing costs from 1996 to 1997 was not significant. Amortization of capitalized leasing costs decreased in 1996 as compared to 1995 as a result of costs capitalized during initial lease-up at University Business Center Phase II becoming fully amortized in 1995.

Interest expense decreased from 1996 to 1997 primarily as a result of a lower interest rate on the permanent financing the L/U II Joint Venture obtained in July 1996 (8.125% compared to 10.6% on the previous debt). The decrease is also due to continued principal payments on the L/U II Joint Venture's and Blankenbaker Business Center 1A's debt. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Interest expense decreased from 1995 to 1996 primarily as a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See above for further discussion regarding the Joint Venture.) Debt totaling approximately $16.7 million was contributed by the Partnership to the Joint Venture. The decrease in interest expense can also be attributed to continued principal payments and a lower interest rate on the permanent financings the L/U II Joint Venture obtained July 23, 1996.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

The change in real estate taxes from 1996 to 1997 is not significant. The decrease in real estate taxes from 1995 to 1996 is primarily a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See above for a discussion of the Joint Venture).

The change in professional and administrative expenses from 1996 to 1997 and from 1995 to 1996 was not significant.

The decrease in professional and administrative expenses - affiliated from 1996 to 1997 is due primarily to decreased salary costs. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The change in professional and administrative expenses - affiliated from 1995 to 1996 is not significant.

---------------------------------

The change in depreciation and amortization expense from 1996 to 1997 is not significant. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $6,900,000.

Depreciation expense decreased from 1995 to 1996 due to a portion of the assets at the Partnership's Joint Venture properties becoming fully depreciated. The decrease is also a result of the Partnership's decrease in ownership of certain properties which were contributed to the L/U II Joint Venture in January 1995. (See above for further discussion of the Joint Venture).

Liquidity and Capital Resources
-------------------------------

Cash provided by (used in) operations was $282,404 (1997), $184,907 (1996) and ($4,724) (1995). The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of December 31) were $39,940, $42,944 and $36,269 at December 31, 1997, 1996 and 1995, respectively.

On July 23, 1996, the L/U II Joint Venture obtained three mortgage loans from an insurance company totaling $17,400,000 ($6,025,000, $5,775,000 and $5,600,000).
The outstanding balances of the loans at December 31, 1997 were $5,606,774, $5,374,127 and $5,211,275, respectively, for a total of $16,192,176. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at December 31, 1997 was $704,771, $675,528 and $655,057, respectively, for a total of $2,035,356. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The proceeds from the loans were used to pay off the Joint Venture's notes payable of approximately $16.8 million, which bore interest at a fixed rate of 10.6%, and fund loan closing costs of approximately $280,000. The Partnership's proportionate interest in the notes which were paid off was approximately $2,000,000 or 12%. The notes which were paid off had a maturity date of January 31, 1998. The remaining proceeds will be used to fund Joint Venture tenant finish improvements and leasing costs.

As of December 31, 1997, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $3,869,108. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1997 is $1,492,702. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

Subsequent to December 31, 1997, the Partnership obtained a $350,000 loan from a bank. The loan bears interest at a fixed rate of 8.5% for a one year term with interest payable annually and is due January 29, 1999. NTS Financial Partnership, an affiliated of NTS Development Company, has provided collateral for the loan. The proceeds from the loan received

-------------------------------------------

January 30, 1998 were used to pay approximately $300,000 due NTS Development Company, an affiliate of the General Partner of the Partnership, and to fund Partnership operating payables. The remaining proceeds will be used to fund Partnership expenses.

The majority of the Partnership's 1997 and 1996 cash flows were derived from operating activities. The majority of the Partnership's 1995 cash flow was derived from the use of cash reserves. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows provided by investing activities in 1995 and 1996 were the result of a release of funds escrowed for capital expenditures, leasing commissions and tenant improvements at the properties owned by the L/U II Joint Venture as required by a 1995 loan agreement. Cash flows provided by investing activities in 1995 were also the result of a release from the funds escrowed for tenant finish improvements at Lakeshore Business Center Phase II, as required by a 1993 loan extension agreement. Cash flows used in investing activities were funded by cash flow from operating activities and capital contributions (as discussed above). Cash flows provided by financing activities are from the debt refinancings of the L/U II Joint Venture (1996 - discussed above). Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and repurchases of limited partnership Units. The capital contribution by a joint venture partner represents the Partnership's interest in the L/U II Joint Venture's (1995) increase in cash which resulted from a capital contribution. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by- line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I and II and University Business Center Phase II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Due to the fact that no distributions were made during 1997, 1996 or 1995, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

At December 31, 1997, none of the Partnership's properties were in the construction stage.

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

-------------------------------------------

leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II. The business center is owned by the L/U II Joint Venture in which the Partnership has a 12% interest. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased a portion of the business center. Crosby had sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space)space of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. Through December
1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement including and subsequent to January 1997. The rental income from this property accounted for approximately 18% of the Partnership's total revenues during 1996. The Joint Venture instituted legal action against Crosby to seek resolution of this situation. (See below for a further discussion regarding the current status of the litigation). Although the Joint Venture does not presently have lease agreements (except as noted below) with the sub-lessees noted above, for the period including and subsequent to February 1997 rent payment from these sub-lessees have been made directly to the Joint Venture. The Joint Venture is currently negotiating directly with the sub-lessees to enter into lease agreements for the space presently sublet. At this time, the future leasing and tenant finish costs which will be required to release this space are unknown except as noted below for the negotiations with Full Sail.

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II (L/U II) Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 18% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture.

During 1997, Crosby abandoned its business, sold all or most of its operating assets and informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent agreed to pay a portion of Crosby's liability to the

-------------------------------------------

Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. During the fourth quarter of 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997. The Partnership's proportionate share of the settlement was $36,000 or 12%. The amount of the settlement was substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. This deficit is partially offset by the rent payments received from the sub-lessees, as discussed above.

In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it sub-leased from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In addition, in November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet of space it sub-leased from Crosby. Both leases aggregate 69,000 square feet or 78% of the business center's net rentable area and commence April 1998 when the Crosby original lease term ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves .

The Joint Venture is currently negotiating directly with the other sub- lessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the
Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amount expensed in 1997 was immaterial.

-------------------------------------------

The Partnership had no other material commitments for renovations or capital improvements at December 31, 1997.

During 1996, the Partnership established an Interest Repurchase Reserve in the amount of $25,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With these funds, the Partnership would be able to repurchase 35,714 Units at a price of $0.70 per Unit. As of December 31, 1997, 22,245 Units have been repurchased for $15,572. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor.

On February 17, 1997 the repurchase of Partnership Units was suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership has the necessary cash reserves to meet future leasing and tenant finish costs and has rebuilt cash reserves to meet the ongoing needs of the Partnership.

Subsequent to December 31, 1997, NTS-Properties Plus Ltd. has elected to fund an additional amount of $5,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 5,000 additional Units at a price of $1.00 per Unit. If the number of units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. The Partnership will notify the limited partners of this action and opportunity by mail during March 1998.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1997 in the asset held for sale is $96,949. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.

On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase the University Business Center Phase II office building, for an aggregate purchase price for all three of $18,700,000. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for the properties. Because no binding agreement exists for the purchase of these properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on the future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns a 12% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

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

Some of the statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To NTS-Properties Plus Ltd:

We have audited the accompanying balance sheets of NTS-Properties Plus Ltd. (a Florida limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties Plus Ltd. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 51 through 53 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 6, 1998



                            NTS-PROPERTIES PLUS LTD.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996



                                                      1997              1996
                                                     ------            ------
ASSETS

Cash and equivalents                              $    39,940       $    42,944
Cash and equivalents - restricted                      19,228            24,540
Accounts receivable                                    11,531            50,408
Land, buildings and amenities, net                    996,049         1,121,097
Asset held for sale                                    96,949            96,949
Deferred leasing commissions                          129,946           153,380
Other assets                                           77,131            81,970
                                                  -----------       -----------

                                                  $ 1,370,774       $ 1,571,288
                                                  ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                 $ 3,528,058       $ 3,770,347
Accounts payable - operations                         390,774           268,688
Accounts payable - construction                            --             4,106
Security deposits                                      13,536            12,030
Other liabilities                                      27,395            15,421
                                                  -----------       -----------

                                                    3,959,763         4,070,592

Commitments and Contingencies

Partners' equity                                   (2,588,989)       (2,499,304)
                                                  -----------       -----------

                                                  $ 1,370,774       $ 1,571,288
                                                  ===========       ===========


The accompanying notes to financial statements are an integral part of these statements.



                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                            1997          1996           1995
                                        -----------    -----------    -----------
Revenues:
 Rental income, net of provision for
  doubtful accounts of $-0- (1997 and
  1996)and $3,133 (1995)                $   826,343    $   830,387    $   950,567
 Interest and other income                    1,635          2,775          5,087
                                        -----------    -----------    -----------

                                            827,978        833,162        955,654
Expenses:
 Operating expenses                         147,540        122,537        143,083
 Operating expenses - affiliated             57,172         49,384         59,801
 Write-off of unamortized loan costs             --          9,082             --
 Amortization of capitalized leasing
  costs                                       2,485          2,233          8,938
 Interest expense                           303,763        349,657        507,675
 Management fees                             52,430         53,080         59,849
 Real estate taxes                           82,504         81,523         98,903
 Professional and administrative
  expenses                                   49,139         44,936         52,487
 Professional and administrative
  expenses - affiliated                      51,513        104,103        101,544
 Depreciation and amortization              158,866        161,684        309,604
                                        -----------    -----------    -----------

                                            905,412        978,219      1,341,884
                                        -----------    -----------    -----------

Net loss                                $   (77,434)   $  (145,057)   $  (386,230)
                                        ===========    ===========    ===========

Net loss allocated to the limited
 partners                               $   (76,660)   $  (143,606)   $  (382,368)
                                        ===========    ===========    ===========

Net loss per limited partnership
 unit                                   $     (0.12)   $     (0.21)   $     (0.56)
                                        ===========    ===========    ===========

Weighted average number of Units            666,248        685,634        685,647
                                        ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.



                            NTS-PROPERTIES PLUS LTD.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                       Limited         General
                                       Partners       Partners        Total
                                       --------       --------        -----
Balances at December 31, 1994        $(1,827,353)   $  (137,343)   $(1,964,696)

 Net loss                               (382,368)        (3,862)      (386,230)
                                     -----------    -----------    -----------

Balances at December 31, 1995         (2,209,721)      (141,205)    (2,350,926)

 Net loss                               (143,606)        (1,451)      (145,057)

 Repurchase of limited partnership
  Units                                   (3,321)            --         (3,321)
                                     -----------    -----------    -----------

Balances at December 31, 1996         (2,356,648)      (142,656)    (2,499,304)

 Net loss                                (76,660)          (774)       (77,434)

 Repurchase of limited partnership
  Units                                  (12,251)            --        (12,251)
                                     -----------    -----------    -----------

Balances at December 31, 1997        $(2,445,559)   $  (143,430)   $(2,588,989)
                                     ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.



                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                      1997           1996           1995
                                                  ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $   (77,434)   $  (145,057)   $  (386,230)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Provision for doubtful accounts                          --             --          3,133
  Write-off of unamortized loan costs                      --          9,082             --
  Amortization of capitalized leasing costs             2,485          2,233          8,938
  Depreciation and amortization                       158,866        161,684        309,604
  Changes in assets and liabilities:
   Cash and equivalents - restricted                    5,312         (8,827)        (8,383)
   Accounts receivable                                 38,877         54,714         57,132
   Deferred leasing commissions                        23,434         12,691         23,719
   Other assets                                        (4,702)       (12,165)         2,919
   Accounts payable - operations                      122,086        103,418         19,466
   Security deposits                                    1,506             --          1,897
   Other liabilities                                   11,974          7,134        (36,919)
                                                  -----------    -----------    -----------

  Net cash provided by (used in) operating
   activities                                         282,404        184,907         (4,724)
                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, building and amenities             (30,868)       (29,746)      (154,193)
Decrease in cash and equivalents - restricted              --          1,725         10,020
                                                  -----------    -----------    -----------

  Net cash used in investing activities               (30,868)       (28,021)      (144,173)
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages payable                              --      2,187,180             --
Principal payments on mortgages and notes
 payable                                             (242,289)    (2,288,207)      (135,233)
Capital contribution by a joint venture partner            --             --         94,275
Additions to loan costs                                    --        (45,863)       (18,164)
Repurchase of limited partnership Units               (12,251)        (3,321)            --
                                                  -----------    -----------    -----------

  Net cash used in financing activities              (254,540)      (150,211)       (59,122)
                                                  -----------    -----------    -----------

  Net increase (decrease) in cash and
   equivalents                                         (3,004)         6,675       (208,019)

CASH AND EQUIVALENTS, beginning of year                42,944         36,269        244,288
                                                  -----------    -----------    -----------

CASH AND EQUIVALENTS, end of year                 $    39,940    $    42,944    $    36,269
                                                  ===========    ===========    ===========

Interest paid on a cash basis                     $   304,930    $   355,047    $   639,167
                                                  ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS LTD.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

           A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:


                                          1997          1996           1995
                                       -----------   -----------    ----------
           Net loss                    $  (77,434)   $  (145,057)   $ (386,230)
           Items handled
            differently for tax
            purposes:
             Write-off of
              unamortized tenant
              finish improvements          (4,606)            --        (8,328)
             Allowance for doubtful
              accounts                       (251)        (5,847)        2,015
             Depreciation and
              amortization                (16,778)       110,789       174,563
             Capitalized leasing
              costs                         1,284          1,283         5,065
             Rental income                 54,937         50,697        54,108
                                       ----------    -----------     ---------

           Taxable income (loss)       $  (42,848)   $    11,865    $ (158,807)
                                       ==========    ===========    ==========

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

       H)  Basis of Property and Depreciation
           ----------------------------------

           Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements and 5-30 years for amenities.

           Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1997 and 1996, did not result in an impairment loss.

       I)  Capitalized Leasing Costs
           -------------------------

           The Partnership has capitalized certain costs associated with the initial leasing of the properties. These costs were amortized over a five year period.

       J)  Rental Income and Deferred Leasing Commissions
           ----------------------------------------------

           Certain of the Partnership's lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $16,739 and $59,643 as of December 31, 1997 and 1996, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

       -------------------------------------------

       K)  Advertising
           -----------

           The  Partnership   expenses   advertising-type   costs  as  incurred.
           Advertising expense was immaterial to the Partnership during the years ended December 31, 1997, 1996 and 1995.

       L)  Statements of Cash Flows
           ------------------------

           For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       M)  Reclassification of 1996 Financial Statements
           ---------------------------------------------

           Certain reclassifications have been made to the December 31, 1996 financial statements to conform with December 31, 1997 classifications. These classifications have no effect on previously reported operations.


2.     Concentration of Credit Risk
       ----------------------------

       NTS-Properties Plus Ltd. has joint venture investments in commercial properties in Kentucky (Louisville) and Florida (Orlando and Ft. Lauderdale). Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space.


3.     Interest Repurchase Reserve
       ---------------------------

       During 1996, the Partnership established an Interest Repurchase Reserve in the amount of $25,000 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership would be able to repurchase 35,714 Units at a price of $0.70 per Unit. As of December 31, 1997, 22,245 Units have been repurchased for $15,572. Repurchased Units are being retired by the Partnership, thus increasing the share of ownership of each remaining investor. On February 17, 1997, the Partnership indefinitely suspended the Interest Repurchase Program.


4.     Investment in Joint Ventures
       ----------------------------

       A)  NTS University Boulevard Joint Venture
           --------------------------------------

           In January 1989, the Partnership entered into a joint venture agreement with NTS-Properties V, a Maryland limited partnership, an affiliate of the General Partner of the Partnership, to develop University Business Center Phase II, an approximately 88,000 square foot business center (including approximately 10,000 square feet of mezzanine space), in Orlando, Florida. NTS-Properties V contributed land valued at $1,460,000 and the Partnership contributed development and carrying costs of approximately $8,000,000. During the second quarter of 1994, NTS-Properties V made an approximately $79,000 capital contribution to the Joint Venture. The capital contribution increased NTS-Properties V's ownership interest percentage from 16% to 17% and reduced the Partnership's ownership percentage from 84% to 83%. The contribution was made to fund a portion of the Joint
           Venture's operating costs. The net income or net loss is allocated each calendar quarter based upon the

       ----------------------------------------

       A)  NTS University Boulevard Joint Venture - Continued
           --------------------------------------------------

           respective partnership's contribution. The Partnership's ownership share of University Business Center Phase II was 83% on January 23, 1995 prior to its contribution to the Lakeshore/University II Joint Venture. The Partnership's share of the Joint Venture's net operating income was $12,946 (1995).

           On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed Lakeshore/University II (L/U II) Joint Venture. For a further discussion of the L/U II Joint Venture, see Note 4C.

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

       ----------------------------------------

       B)  Blankenbaker Business Center Joint Venture - Continued
           ------------------------------------------------------

           The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential Service Bureau, Inc. ("Prudential"). The lease expanded Prudential's leased space by approximately 15,000 square feet and extended its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential occupied 100% of the business center (approximately 101,000 square feet). The tenant finish and leasing costs connected with the lease renewal and expansion were approximately $1,400,000.

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

           Net income or loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 39% at December 31, 1997. The Partnership's share of the Joint Venture's net operating loss was $68,336 (1997), $61,243
           (1996)and $79,234 (1995).

       C)  Lakeshore/University II Joint Venture
           -------------------------------------

           On   January   23,   1995,   a  new  joint   venture   known  as  the
           Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

       ----------------------------------------

       C)  Lakeshore/University II Joint Venture - Continued
           -------------------------------------------------

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

           Lakeshore Business Center              NTS-Properties Plus Ltd.
           Phase II (-$1,023,535)

           Undeveloped land adjacent to the       NTS-Properties Plus Ltd.
           Lakeshore Business Center
           development (3.8 acres)(-$670,709)

           Undeveloped land adjacent to the       NTS/Fort Lauderdale, Ltd.
           Lakeshore Business Center
           development (2.4 acres) ($27,104)

           University Business Center             NTS-Properties V and NTS-
           Phase II ($953,236)                    Properties Plus Ltd.

           Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II Joint Venture. Mortgages were recorded on Lakeshore Business Center Phase I in the amount of $5,500,000, and on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture. In addition to the above, NTS-Properties IV also contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 12% at December 31, 1997. The Partnership's share of the joint ventures net operating loss was $95,567 (1997), $124,191
           (1996)and $155,457 (1995).


5.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                               1997         1996
                                              ------        -----

            Land and improvements           $1,847,061   $1,847,061
            Buildings, improvements and
             amenities                       1,721,677    1,703,541
                                            ----------   ----------

                                             3,568,738    3,550,602

            Less accumulated depreciation    2,572,689    2,429,505
                                            ----------   ----------

                                            $  996,049   $1,121,097
                                            ==========   ==========

6.     Asset Held for Sale
       -------------------

       Asset held for sale of $96,949 at December 31, 1997 represents the Partnership's proportionate share of approximately 6.2 acres of land owned by the L/U II Joint Venture which is adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.


7.     Mortgages Payable
       -----------------

       Mortgages payable as of December 31 consist of the following:

                                                      1997             1996
                                                     ------           ------
       Mortgage  payable to an insurance
       company,  bearing interest at a fixed
       rate of 8.5%, due November 15, 2005,
       secured by land and building                $ 1,492,702      $ 1,619,600

       Mortgage payable to an insurance
       company, bearing interest at a fixed
       rate of 8.125%, due August 1, 2008,
       secured by land and building                    704,771          744,727

       Mortgage payable to an insurance
       company, bearing interest at a fixed
       rate of 8.125%, due August 1, 2008,
       secured by land and building                    675,528          713,826

       Mortgage payable to an insurance
       company, bearing interest at a fixed
       rate of 8.125%, due August 1, 2008,
       secured by land and building                    655,057          692,194
                                                    ----------       ----------

                                                   $ 3,528,058      $ 3,770,347
                                                    ==========       ==========

       Scheduled maturities of debt are as follows:

       For the Years Ended December 31,                       Amount
       --------------------------------                       ------

                             1998                          $   263,238
                             1999                              285,999
                             2000                              310,730
                             2001                              337,600
                             2002                              366,796
                          Thereafter                         1,963,695
                                                           -----------
                                                           $ 3,528,058
                                                           ===========


       Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $3,700,000.

       Subsequent to December 31, 1997, the Partnership obtained new financing from a bank in the amount of $350,000. See Note 11 Subsequent Events for a discussion regarding the terms of this note payable.

8.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1997:

       For the Years Ended December 31,            Amount
       --------------------------------            ------

                       1998                    $   604,136
                       1999                        556,241
                       2000                        481,339
                       2001                        440,379
                       2002                        406,536
                    Thereafter                     873,315
                                               -----------
                                               $ 3,361,946
                                               ===========



9.     Related Party Transactions
       --------------------------

       Property  management fees of $52,430 (1997),  $53,080  (1996)and  $59,849
       (1995) were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $2,041 and $1,335 as a repair and maintenance fee during the years ended December 31, 1997 and 1996, respectively, and has capitalized this cost as part of land, buildings and amenities.

       As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1997, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.



                                    1997       1996       1995
                                  --------   --------   --------

               Administrative     $ 59,872   $111,401   $110,191
               Leasing              18,499     19,087     17,194
               Property manager     38,105     30,190     38,675
               Other                 1,573      5,347      2,482
                                  --------   --------   --------

                                  $118,049   $166,025   $168,542
                                  ========   ========   ========

       Accounts  payable  -  operations  includes   approximately  $336,000  and
       $233,000 due NTS Development Company at December 31, 1997 and 1996, respectively. NTS Development Company has indicated to the Partnership that they will not demand repayment of the amounts outstanding at December 31, 1997 and incurred during 1998. Subsequent to December 31, 1997, approximately $300,000 of the amount due NTS Development Company was paid from the proceeds of a loan obtained by the Partnership. See
       Note 11 Subsequent Events for a discussion regarding the terms of this note payable.

10.    Commitments and Contingencies
       -----------------------------

       Philip  Crosby  Associates,  Inc.  ("Crosby")  previously  leased 100% of
       University Business Center Phase II, which is owned by the Lakeshore/University II (L/U II) Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 18% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 rent payments from these sub-lessees have been made directly to the Joint Venture.

       During 1997, Crosby abandoned its business, sold all or most of its operating assets and informed the Joint Venture that Crosby may be insolvent. During the third quarter of 1997, a conditional settlement was reached at a mediation conference with Crosby and its corporate parent, whereby, subject to the Joint Venture's acceptance of the settlement terms, the corporate parent agreed to pay a portion of Crosby's liability to the Joint Venture in full satisfaction of all claims against Crosby and any of its affiliates. During the fourth quarter of 1997, the L/U II Joint Venture informed Crosby and its corporate parent that it accepted the terms of the conditional settlement, whereby Crosby's parent paid to the L/U II Joint Venture the sum of $300,000 in full satisfaction of all claims. These funds were received by the L/U II Joint Venture on October 23, 1997. The Partnership's proportionate share of the settlement was $36,000 or 12%. The amount of the settlement was substantially less than the aggregate liability of Crosby to the Joint Venture resulting from Crosby's default under its lease. This deficit is partially offset by the rent payments received from the sub-lessees, as discussed above.

       In December 1995, Full Sail signed a 33 month lease with the L/U II Joint Venture for approximately 41,000 square feet it sub-leased from Crosby. In November 1996, Full Sail signed a lease amendment which increased the square footage from 41,000 square feet to 48,000 square feet and extended the lease term from 33 months to 76 months. In addition, in November 1996, Full Sail also signed a 52 month lease for an additional approximately 21,000 square feet of space it sub-leased from Crosby. Both leases aggregate 69,000 square feet or 78% of the business center's net rentable area and commence April 1998 when the Crosby original lease term ends. As part of the lease negotiations, Full Sail will receive a total of $450,000 in special tenant allowances ($200,000 resulting from the original lease signed December 1995 and $250,000 resulting from the lease amendment signed November 1996). Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the previously mentioned lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of

       -----------------------------------------

       funds for this commitment is expected to be cash flow from operations and/or cash reserves .

       The Joint Venture is currently negotiating directly with the other sub-lessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

       On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I office building and the Phase III vacant land, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center II office building, for an aggregate purchase price for all three of $18,700,000. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for the properties. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on the future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns a 12% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.


11.    Subsequent Events
       -----------------

       Subsequent to December 31, 1997, the Partnership obtained a $350,000 loan from a bank. The loan bears interest at a fixed rate of 8.5% for a one-year term with interest payable annually and is due January 29, 1999. NTS Financial Partnership, an affiliate of NTS Development Company, has provided collateral for the loan. The proceeds from the loan received January 30, 1998 were used to pay approximately $300,000 due NTS
       Development   Company,  an  affiliate  of  the  General  Partner  of  the
       Partnership, and to fund Partnership operating payables. The remaining proceeds will be used to fund Partnership expenses.

       Subsequent to December 31, 1997, NTS-Properties Plus Ltd. has elected to fund an additional amount of $5,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 5,000 additional Units at a price of $1.00 per Unit. If the number of units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. The Partnership will notify the limited partners of this action and opportunity by mail during March 1998.

Item 9.        Changes in and Disagreements with Accountants on Accounting and
               ---------------------------------------------------------------
               Financial Disclosure
               --------------------

None.


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

The General Partners of NTS-Properties Plus Associates are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 56) is the managing General Partner of NTS-Properties Plus Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

Richard L. Good
---------------

Mr. Good (age 58), President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard
L. Good, Brian F. Lavin and John W. Hampton.

Brian F. Lavin
--------------

Mr. Lavin (age 44) serves as Executive Vice President of NTS Development Company and President of the Company's Income Properties. As such, Mr. Lavin is responsible for all NTS commercial real estate development, land acquisitions and oversees the management of all commercial office buildings, business centers and multi-family residential communities. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the
Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Item 10.       Directors and Executive Officers of the Registrant - Continued
               --------------------------------------------------------------

John W. Hampton
---------------

Mr. Hampton (age 48) is Senior Vice President of NTS Corporation with responsibility for all accounting operations. Before joining NTS in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.


Item 11.  Management Remuneration and Transactions
          ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company or an affiliate. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specified projects. NTS
Development  Company  provides certain other services to the  Partnerships.  See
Note 9 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1997, 1996 and 1995.

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Property  management fees of $52,430  (1997),  $53,080 (1996) and $59,849 (1995)
were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The

          ----------------------------------------------------------

Partnership has incurred $2,041 and $1,335 as a repair and maintenance fee during the years ended December 31, 1997 and 1996, respectively, and has capitalized this cost as part of land, buildings and amenities.

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1997, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.



                              1997              1996             1995
                            --------          --------         --------

Administrative              $ 59,872          $111,401         $110,191
Leasing                       18,499            19,087           17,194
Property manager              38,105            30,190           38,675
Other                          1,573             5,347            2,482
                             -------           -------          -------

                            $118,049          $166,025         $168,542
                             =======           =======          =======


Accounts payable - operations includes approximately $336,000 and $233,000 due NTS Development at December 31, 1997 and 1996, respectively. NTS Development Company has indicated to the Partnership that they will not demand repayment of the amounts outstanding at December 31, 1997 and incurred during 1998. Subsequent to December 31, 1997, approximately $300,000 of the amount due NTS Development Company was paid from the proceeds of a loan obtained by the Partnership. See Note 11 Subsequent Events for a discussion regarding the terms of this note payable.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

1.      Financial statements

        The financial statements for the years ended December 31, 1997, 1996 and 1995, together with the report of Arthur Andersen LLP dated March 6, 1998 appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

         Schedules                                                    Page No.
         ---------                                                    --------

        III - Real Estate and Accumulated Depreciation                51 - 53

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

4.      Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 1997.



                            NTS-PROPERTIES PLUS LTD.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1997




                                                    Lakeshore          University
                                                     Business           Business         Blankenbaker
                                                      Center             Center            Business
                                                     Phase II           Phase II           Center 1A
                                                     --------           --------           ---------

Encumbrances                                                (A)                (A)                (A)

Initial cost to partnership:
  Land                                             $  3,690,531       $  1,817,916       $  1,613,251
  Buildings and improvements                          7,066,267          3,472,794          4,414,277

Cost capitalized subsequent to
 acquisition
  Improvements                                        1,248,824          1,695,478            770,481
  Other                                             (10,704,480)(B)     (4,959,565)(B)     (4,970,766)(C)

Gross amount at which carried December 31, 1997:
  Land                                             $    373,900       $    273,340       $    862,361
  Buildings and improvements                            927,242          1,753,283            964,882
                                                   ------------       ------------       ------------

  Total                                            $  1,301,142       $  2,026,623       $  1,827,243
                                                   ============       ============       ============

Accumulated depreciation                           $    555,734       $    332,368       $  1,068,542
                                                   ============       ============       ============

Date of construction                                        N/A              12/90                N/A

Date Acquired                                             10/90                N/A              12/89

Life at which depreciation in
 latest income statement is
 computed                                                   (D)                (D)                (D)

(A) First mortgage held by an insurance company.
(B) Represents NTS-Properties Plus Ltd.'s decreased interest in Lakeshore Business Center Phase II and University Business Center Phase II as a result of NTS-Properties Plus Ltd.'s contribution of its interest in these properties to the Lakeshore/University II Joint Venture in 1995.
(C) Represents NTS-Properties Plus Ltd.'s decreased interest in Blankenbaker Business Center 1A as a result of NTS-Properties Plus Ltd.'s contribution of Blankenbaker Business Center 1A to the Blankenbaker Business Center Joint Venture in 1990 and as a result of capital contributions made by NTS-Properties VII, Ltd. and NTS- Properties IV to the Blankenbaker Business Center Joint Venture in 1994.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.



                            NTS-PROPERTIES PLUS LTD.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1997




                                                        Lakeshore
                                                         Business
                                                          Center          Total
                                                          Phase I      Pages 51-52
                                                          -------      -----------

Encumbrances                                                    (A)

Initial cost to partnership:
  Land                                                 $    337,460   $  7,459,158
  Buildings and improvements                                797,848     15,751,186

Cost capitalized subsequent to
 acquisition
  Improvements                                               14,353      3,729,136
  Other                                                          --    (20,634,811)
Gross amount at which carried
 December 31, 1997 (B):
  Land                                                 $    337,460   $  1,847,061
  Buildings and improvements                                812,201      4,457,608
                                                       ------------   ------------

  Total                                                $  1,149,661   $  6,304,669 (D)
                                                       ============   ============

Accumulated depreciation                               $    616,045   $  2,572,689
                                                       ============   =============

Date of construction                                            N/A

Date Acquired                                                 01/95

Life at which depreciation in
 latest income statement is
 computed                                                       (C)

   (A) First  mortgage held by an insurance  company.
   (B)  Aggregate  cost of real estate for tax purposes is $6,863,780.
   (C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.
(D)     Total Gross Cost at December 31, 1997                   $ 6,304,669

        Adjust building contribution from fair
         market value to cost:
          University Business Center Phase II                    (2,735,931)
                                                                 ----------
        Balance at December 31, 1997                            $ 3,568,738
                                                                 ==========



                            NTS-PROPERTIES PLUS LTD.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                   Real            Accumulated
                                                  Estate           Depreciation
                                               ------------        ------------

Balances at December 31, 1994                  $ 20,723,698        $  5,821,480

Additions during period:
 Improvements                                        98,777                  --
 Depreciation (a)                                        --             288,592
 Other (b)                                        1,135,308             524,452

Deductions during period:
 Retirements                                        (11,766)            (10,910)
 Other (c)                                      (18,399,976)         (4,332,401)
                                               ------------        ------------

Balances at December 31, 1995                     3,546,041           2,291,213

Additions during period:
 Improvements                                        17,883                  --
 Depreciation (a)                                        --             151,614

Deductions during period:
 Retirements                                        (13,322)            (13,322)
                                               ------------        ------------

Balances at December 31, 1996                     3,550,602           2,429,505

Additions During Period:
Improvements                                         25,068                  --
Depreciation (a)                                         --             150,098

Deductions during period:
 Retirements                                         (6,932)             (6,914)
                                               ------------        ------------

Balances at December 31, 1997                  $  3,568,738        $  2,572,689
                                               ============        ============


(a) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and the amortization of organizational and start-up costs.
(b) Represents the Partnership's share of Lakeshore Business Center I's property and equipment under the proportionate consolidation method as a result of the formation of the Lakeshore/University II Joint Venture.
(c) Represents the decrease in the Partnership's share of Lakeshore Business Center Phase II's and University Business Center Phase II's property and equipment under the proportionate consolidation method as a result of the formation of the Lakeshore/University II Joint
        Venture.

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


Date: March 26, 1998


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