Form 10-Q
period 1998-03-31
NTS PROPERTIES PLUS LTD
filed 1998-05-15
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to________________

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

                                TABLE OF CONTENTS


                                                                         Pages

                                     PART I

Item 1.       Financial Statements

              Balance Sheets and Statement of Partners' Equity
                As of March 31, 1998 and December 31, 1997                   3

              Statements of Operations
                For the three months ended March 31, 1998 and 1997           4

              Statements of Cash Flows
                For the three months ended March 31, 1998 and 1997           5

              Notes to Financial Statements                                6-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10-16


                                     PART II

1.     Legal Proceedings                                                    17
2.     Changes in Securities                                                17
3.     Defaults upon Senior Securities                                      17
4.     Submission of Matters to a Vote of Security Holders                  17
5.     Other Information                                                    17
6.     Exhibits and Reports on Form 8-K                                     17

Signatures                                                                  18



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES PLUS LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                            As of            As of
                                       March 31, 1998  December 31, 1997*
                                       --------------  ------------------
ASSETS

Cash and equivalents                     $    68,786       $    39,940
Cash and equivalents - restricted             47,092            19,228
Accounts receivable                            4,662            11,531
Land, buildings and amenities, net           967,570           996,049
Asset held for development, net               96,949            96,949
Deferred leasing commissions                 124,404           129,946
Loan costs, net                               61,226            63,217
Other assets                                  26,762            13,914
                                         -----------       -----------

                                         $ 1,397,451       $ 1,370,774
                                         ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable               $ 3,814,281       $ 3,528,058
Accounts payable                              96,863           390,774
Security deposits                             12,800            13,536
Other liabilities                             54,960            27,395
                                         -----------       -----------

                                           3,978,904         3,959,763

Commitments and Contingencies

Partners' equity                          (2,581,453)       (2,588,989)
                                         -----------       -----------

                                         $ 1,397,451       $ 1,370,774
                                         ===========       ===========

                                     Limited          General
                                     Partners         Partner          Total
                                     --------         -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 11,784,521    $        100    $ 11,784,621
Net income (loss)- prior years      (12,170,907)       (122,938)    (12,293,845)
Net income - current year                 7,461              75           7,536
Cash distributions to partners
 to date                             (2,038,520)        (20,592)     (2,059,112)
Repurchase of limited
 partnership units                      (20,653)          --            (20,653)
                                   ------------    ------------    ------------

Balances at March 31, 1998         $ (2,438,098)   $   (143,355)   $ (2,581,453)
                                   ============    ============    ============


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.



                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF OPERATIONS



                                                           Three Months Ended
                                                                March 31,
                                                           ------------------

                                                          1998           1997
                                                        ---------     ---------


Revenues:
 Rental income                                          $ 227,528     $ 189,412
 Interest and other income                                    957           623
                                                        ---------     ---------

                                                          228,485       190,035
Expenses:
 Operating expenses                                        34,182        35,715
 Operating expenses - affiliated                           15,147        15,018
 Interest expense                                          80,444        76,943
 Management fees                                           13,993        11,932
 Real estate taxes                                         21,856        19,763
 Professional and administrative
  expenses                                                 10,846        11,456
 Professional and administrative
  expenses - affiliated                                    12,416        13,133
 Depreciation and amortization                             32,065        40,052
                                                        ---------     ---------

                                                          220,949       224,012
                                                        ---------     ---------

Net income (loss)                                       $   7,536     $ (33,977)
                                                        =========     =========

Net income (loss) allocated to the limited
 partners                                               $   7,461     $ (33,637)
                                                        =========     =========

Net income (loss) per limited partnership
 unit                                                   $     .01     $    (.05)
                                                        =========     =========

Weighted average number of limited
 partnership units                                        663,402       674,780
                                                        =========     =========





                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF CASH FLOWS



                                                            Three Months Ended
                                                                March 31,
                                                            ------------------

                                                            1998         1997
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $   7,536    $ (33,977)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                             32,065       40,052
  Changes in assets and liabilities:
   Cash and equivalents - restricted                       (22,864)     (20,425)
   Accounts receivable                                       6,869       (3,211)
   Deferred leasing commissions                              5,542        3,177
   Other assets                                            (13,169)     (17,366)
   Accounts payable                                       (293,363)      64,134
   Security deposits                                          (736)       1,619
   Other liabilities                                        27,563       20,616
                                                         ---------    ---------

  Net cash provided by (used in) operating activities     (250,557)      54,619
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, amenities                     (1,820)      (5,783)
                                                         ---------    ---------

  Net cash used in investing activities                     (1,820)      (5,783)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in note payable                                   350,000         --
Principal payments on mortgages and note
 payable                                                   (63,777)     (58,702)
Repurchase of limited partnership Units                       --        (12,076)
Cash and equivalents - restricted                           (5,000)        --
                                                         ---------    ---------

  Net cash provided by (used in) financing activities      281,223      (70,778)
                                                         ---------    ---------

  Net increase (decrease) in cash and equivalents           28,846      (21,942)

CASH AND EQUIVALENTS, beginning of period                   39,940       42,944
                                                         ---------    ---------

CASH AND EQUIVALENTS, end of period                      $  68,786    $  21,002
                                                         =========    =========

Interest paid on a cash basis                            $  73,006    $  78,110
                                                         =========    =========

                                      - 5 -

                            NTS-PROPERTIES PLUS LTD.

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1998 and 1997.

1.    Cash and Equivalents - Restricted
      ---------------------------------

      Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes in accordance with the loan agreements. Cash and equivalents - restricted at March 31, 1998, also represents funds which the Partnership has reserved for the repurchase of limited partnership Units.

2.    Interest Repurchase Reserve
      ---------------------------

      On March 25, 1998, the Partnership elected to resume the Interest Repurchase Reserve Program and to fund an additional $5,000 to its Interest Repurchase Reserve, which was established in 1996 pursuant to
      Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership will be able to repurchase up to 5,000 additional Units at a price of $1.00 per unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. As of March 31, 1998, the Partnership has repurchased a total of 22,245 Units for $15,572. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The balance in the repurchase reserve at March 31, 1998 was $5,000.

3.    Mortgages and Note Payable
      --------------------------

      Mortgage and note payable consist of the following:


                                                     March 31,     December 31,
                                                       1998           1997
                                                       ----           ----
     Mortgage  payable to an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                 $ 1,459,261    $  1,492,702

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                     694,267         704,771

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                     665,459         675,528

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                     645,294         655,057

                              (Continued next page)

     --------------------------------------

                                                March 31,       December 31,
                                                  1998             1997
                                                  ----             ----
     Note payable to a bank, bearing interest
     at a fixed rate of 8.5%,  due January
     29, 1999, collateral provided by NTS
     Financial Partnership, an affiliate of
     NTS Development Company                   $   350,000     $    --
                                                ----------      ----------

                                               $ 3,814,281     $ 3,528,058
                                                ==========      ==========


      Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long term debt is approximately $3,900,000.

4.    Related Party Transactions
      --------------------------

      Property management fees of $13,993 (1998) and $11,932 (1997) were paid to NTS Development Company, an affiliate of the General Partner of the Partnership, during the three months ended March 31. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $860 as a repair and maintenance fee during the three months ended March 31, 1997 and has capitalized this cost as part of land, buildings and amenities. No such expense was incurred for the three months ended March 31, 1998.

      As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                    1998               1997
                                 ---------           --------
          Administrative         $ 14,680            $ 15,579
          Leasing                   3,262               6,774
          Property manager         10,249               9,357
          Other                       153                  51
                                 ---------            -------

                                 $  28,344            $ 31,761
                                 =========            ========

      Accounts payable - operations includes approximately $52,000 and $336,000 due NTS Development Company at March 31, 1998 and December 31, 1997, respectively. NTS Development Company has indicated to the Partnership that they will not demand repayment of the amounts outstanding as of March 31, 1998 during 1998. Payments to this affiliate will be made during 1998 as cash flows permits.

5.    Commitments and Contingencies
      -----------------------------

      Philip  Crosby  Associates,  Inc.  ("Crosby")  previously  leased  100% of
      University Business Center Phase II, which is owned by the Lakeshore/University II ("L/U II") Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately

      -----------------------------------------

      10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 18% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 and through March 31, 1998 rent payments from these sub-lessees have been made directly to the Joint Venture.

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

      As of March 31, 1998, the Joint Venture was negotiating directly with the other sub-lessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

      -----------------------------------------

      On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I ("University I")office building and the Phase III vacant land, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center II ("University II")office building, for an aggregate purchase price for all three of $18,700,000. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III vacant land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for the properties. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on its future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns a 12% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

6.    Subsequent Event
      ----------------

      Subsequent to March 31, 1998, Lakeshore Business Center Phase II had a commitment for approximately $37,000 for roof repairs. The Partnership's proportionate share of the commitment is approximately $4,400 or 12%. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

Results of Operations
---------------------

The occupancy levels at the Partnership properties as of March 31 were as follows:



                                                  1998              1997
                                                  ----              ----

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties VII,
Ltd.(Ownership % at March 31, 1998)
-----------------------------------

Blankenbaker Business Center 1A (39%)              100%             100%

Properties owned through Lakeshore/University
II Joint Venture (L/U II Joint
Venture)(Ownership % at March 31, 1998)
---------------------------------------

Lakeshore Business Center Phase I (12%)             94%              95%

Lakeshore Business Center Phase II (12%)           100%              94%

University Business Center Phase II (12%)           99%              99%

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1998 and 1997 was as follows:




                                                  1998            1997
                                                --------        -------

Property owned in Joint Venture with NTS-
Properties IV and NTS-Properties VII,
Ltd. (Ownership % at March 31, 1998)
------------------------------------

Blankenbaker Business Center 1A (39%)
                                                $ 92,748        $ 91,554

Properties owned through Lakeshore/
University II Joint Venture (L/U II Joint
Venture (Ownership % at March 31, 1998)
---------------------------------------

Lakeshore Business Center Phase I (12%)         $ 58,429        $ 44,468


Lakeshore Business Center Phase II (12%)        $ 51,711        $ 41,735


University Business Center Phase II (12%)       $ 25,496        $ 11,838

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. The change in rental and other income at Blankenbaker Business Center 1A for the three months ended March 31, 1998 as compared to the same period in 1997 was not significant.

The 1% decrease in occupancy at Lakeshore Business Center Phase I from March 31, 1997 to March 31, 1998, can be attributed to six tenant move-outs, vacating a total of 7,000 square feet. One of the six tenants vacated prior to the end of the lease term. The write-off of accrued income connected with this lease was not significant. The move-outs are partially offset by three new leases totaling approximately 5,600 square feet including an expansion by a current tenant of 2,100 square feet. Average occupancy at Lakeshore Business Center Phase I remained constant at 94% for the three months ended March 31, 1997 and 1998. The increase in rental and other income at Lakeshore Business Center Phase I for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to a $61,000 lease buy-out received in February 1998 (the Partnership's proportionate share is approximately $7,300 or 12%). This lease buy-out income was received from a tenant whose lease expires during July 1999; however, the tenant has notified the Partnership that it will vacate the space during the summer of 1998 due to the fact that it will be consolidating several of its regional offices. The increase in rental and other income is also due to an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements.

The 6% increase in occupancy at Lakeshore Business Center Phase II from March 31, 1997 to March 31, 1998, can be attributed to three new leases totaling approximately 7,200 square feet which includes approximately 3,000 square feet in expansions by two current tenants. Partially offsetting the new leases is one tenant move-out at the end of the lease term of approximately 1,200 square feet. Average occupancy at Lakeshore Business Center Phase II increased for the three months ended March 31 from 91% (1997) to 100% (1998). The increase in rental and other income at Lakeshore Business Center Phase II for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily a result of the increase in average occupancy and an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements.

Occupancy at University Business Center Phase II was 99% at March 31, 1998 and 1997. The increase in rental and other income at University Business Center Phase II for the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to the fact that approximately $70,000 of accrued income connected with the Philip Crosby Associates, Inc. ("Crosby") lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share was approximately $8,400 or 12%. See a discussion regrading the Crosby lease below.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use on collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months ended March 31, 1998 or 1997.

The change in interest and other income for the three months ended March 31, 1998 as compared to the same period in 1997 was not significant.

---------------------------------

The changes in operating expenses and operating expense - affiliated for the three months ended March 31, 1998 as compared to the same period in 1997 were not significant. Operating expenses - affiliated are expenses for service performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense has increased for the three months ended March 31, 1998 as compared to the same period in 1997 primarily as a result of a $350,000 loan obtained by the Partnership on January 30, 1998. The loan bears a fixed interest rate of 8.5%. The increase is partially offset by continued principal payments on the L/U II Joint Venture's and Blankenbaker Business Center 1A's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenue between periods will differ from the fluctuations of management fee expense.

The changes in real estate taxes, professional and administrative expenses and professional and administrative expenses - affiliated for the three months ended March 31, 1998 as compared to the same period in 1997 were not significant. Professional and administrative expenses- affiliated are expenses for services preformed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

The decrease in depreciation and amortization expense for the three months ended March 31, 1998 as compared to the same period in 1997 is due to a portion of tenant improvements at the Partnership's Joint Venture properties becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes approximately $6,900,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by (used in) operations was ($250,557) and $54,619 for the three months ended March 31, 1998 and 1997, respectively. The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of March 31) were $68,786 and $21,002 as of March 31, 1998 and 1997, respectively.

As of March 31, 1998, the Partnership had a loan payable to a bank in the amount of $350,000. The loan bears interest at a fixed rate of 8.5% for a one year term with interest payable annually and is due January 29, 1999. NTS Financial Partnership, an affiliate of NTS Development Company, has provided collateral for the loan. The proceeds from the loan received January 30, 1998, were used to pay approximately $300,000 due NTS Development Company, an affiliate of the General Partner of the Partnership, and to fund Partnership operating payables. The remaining proceeds will be used to fund Partnership expenses.

-------------------------------------------

As of March 31, 1998, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $3,782,431. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at March 31, 1998 is $1,459,261. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of March 31, 1998 the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at March 31, 1998 were $5,523,204, $5,294,025 and $5,133,600, respectively, for a total of $15,950,829.
The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at March 31, 1998 was $694,267, $665,459 and $645,294, respectively, for a total of $2,005,020. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flows for the three months ended March 31, 1997 were derived from operating activities. The majority of the Partnership's cash flows for the three months ended March 31, 1998 were derived from financing activities as a result of a $350,000 loan obtained from a bank on January 30, 1998. The change in accounts payable in 1998 is attributable primarily to the payment of operating expenses owed to NTS Development Company. This payment was funded by the $350,000 loan obtained by the Partnership during January 1998. Cash flows used in investing activities represent tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision of the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities were funded by cash flow from operating activities. Cash flows used in financing activities are for principal payments on mortgages and note payable, the repurchase of limited partnership Units, and cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

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

Due to the fact that no distributions were made during the three months ended March 31, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II ("L/U II") Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease

-------------------------------------------

term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 18% of the partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 and through March 31, 1998 rent payments from these sub-lessees have been made directly to the Joint Venture.

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

As of March 31, 1998, the Joint Venture was negotiating directly with the other sub-lessees discussed above to enter into leases for the remaining space available. The future leasing and tenant finish costs which will be required to release this space is unknown at this time but is not expected to be substantial.

-------------------------------------------

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the
Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amount expensed in 1998 was immaterial.

Subsequent to March 31, 1998, Lakeshore Business Center Phase II had a commitment for approximately $37,000 for roof repairs. The Partnership's proportionate share of the commitment is $4,400 or 12%. The source of funds for this project is expected to cash flow from operations and/or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements at March 31, 1998.

On March 25, 1998, the Partnership elected to resume the Interest Repurchase Reserve Program and to fund an additional $5,000 to its Interest Repurchase Reserve, which was established in 1996 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership will be able to repurchase up to 5,000 additional Units at a price of $1.00 per Unit. If the number of Units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding, those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. As of March 31, 1998, the Partnership has repurchased a total of 22,245 Units for $15,572. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1998 in the asset held for sale is $96,949. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell.

On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I ("University I") office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase the University Business Center Phase II ("University II") office building, for an aggregate purchase price for all three of $18,700,000. Full Sail exercised its right of first refusal under the leases in response to a letter of intent to purchase University I, University II and the Phase III vacant land which was previously received by the Partnership from an unaffiliated buyer. Under its right of first refusal, Full Sail must purchase the properties on the same terms and conditions as contemplated by the letter of intent. Full Sail agreed in its notice to the Partnership to proceed to negotiate in good faith a definitive purchase agreement for the

-------------------------------------------

properties. Because no binding agreement exists for the purchase of these properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on its future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture, the successor to the NTS University Boulevard Joint Venture, in which the Partnership owns a 12% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Lakeshore Business Center Phase II, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations of University Business Center Phase II are handled by a leasing agent, an employee of NTS Development Company, located at the University Business Center Development.

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

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in this report, which reflects managements's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from these anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

l.     Legal Proceedings
       -----------------

       None

2.     Changes in Securities
       ---------------------

       None

3.     Defaults upon Senior Securities
       -------------------------------

       None

4.     Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------

       None

5.     Other Information
       -----------------

       None

6.     Exhibits and Reports on Form 8-K
       --------------------------------

       (a)     Exhibits:

               Exhibit 27.  Financial Data Schedule

       (b)     Reports on Form 8-K:

               Form 8-K was filed on January 21, 1998, to report in Item 5 that Full Sail Recorders, Inc., a tenant at University Boulevard Office development in Orlando, Florida, had exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I office building and the Phase III vacant land, and exercised its right of first refusal under its lease with NTS University Boulevard Joint
               Venture to purchase University Business Center II office building, for an aggregate purchase price for all three of $18,700,000.

               Form 8-K was filed on March 25, 1998 to report in Item 5 that the Partnership has elected to fund an additional amount of $5,000 to its Interest Repurchase Reserve.

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



Date:      May 14, 1998
           ------------