Form 10-Q
period 1998-06-30
NTS PROPERTIES PLUS LTD
filed 1998-08-14
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1998
                               ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

                                          YES  X         NO  ______

Exhibit Index: See page 17
Total Pages: 18

                                TABLE OF CONTENTS


                                                                       Pages

                                     PART I

Item 1.       Financial Statements

              Balance Sheets and Statement of Partners' Equity
                As of June 30, 1998 and December 31, 1997                  3

              Statements of Operations
                For the three months and six months ended
                June 30, 1998 and 1997                                     4

              Statements of Cash Flows
                For the three months and six months ended
                June 30, 1998 and 1997                                     5

              Notes To Financial Statements                              6-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       9-16


                                     PART II

Item 3.  Defaults Upon Senior Securities                                  17

Item 6.  Exhibits and Reports on Form 8-K                                 17

Signatures                                                                18



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES PLUS LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                     As of             As of
                                                 June 30, 1998   December 31, 1997*
                                                 -------------   ------------------
ASSETS

Cash and equivalents                              $    84,734       $    39,940
Cash and equivalents - restricted                      64,956            19,228
Accounts receivable                                     2,401            11,531
Land, buildings and amenities, net                    951,879           996,049
Asset held for sale                                    96,949            96,949
Deferred leasing commissions, net                     120,946           129,946
Loan costs, net                                        59,554            62,897
Other assets                                           20,561            14,234
                                                  -----------       -----------

                                                  $ 1,401,980       $ 1,370,774
                                                  ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable                        $ 3,749,168       $ 3,528,058
Accounts payable                                      119,376           390,774
Security deposits                                      19,204            13,536
Other liabilities                                      73,249            27,395
                                                  -----------       -----------

                                                    3,960,997         3,959,763

Commitments and Contingencies

Partners' equity                                   (2,559,017)       (2,588,989)
                                                  -----------       -----------

                                                  $ 1,401,980       $ 1,370,774
                                                  ===========       ===========

                                     Limited          General
                                     Partners         Partner          Total
                                     --------         -------          -----

PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 11,784,521    $        100    $ 11,784,621
Net loss - prior years              (12,170,907)       (122,938)    (12,293,845)
Net income - current year                34,622             350          34,972
Cash distributions to partners
 to date                             (2,038,520)        (20,592)     (2,059,112)
Repurchase of limited
 partnership Units                      (25,653)          --            (25,653)
                                   ------------    ------------    ------------

Balances at June 30, 1998          $ (2,415,937)   $   (143,080)   $ (2,559,017)
                                   ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.



                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF OPERATIONS


                                                                      Three Months Ended                      Six Months Ended
                                                                           June 30,                                June 30,
                                                                      ------------------                      ----------------

                                                                  1998               1997                1998               1997
                                                                ---------          ---------           ---------          ---------

REVENUES:
 Rental income                                                  $ 236,241          $ 200,385           $ 463,769          $ 389,797
 Interest and other income                                            885                432               1,876              1,055
                                                                ---------          ---------           ---------          ---------

                                                                  237,126            200,817             465,645            390,852

EXPENSES:
  Operating expenses                                               30,136             37,233              64,351             72,946
  Operating expenses - affiliated                                  16,956             13,335              32,103             28,353
  Interest expense                                                 78,111             76,877             158,555            153,820
  Management fees                                                  14,797             12,758              28,790             24,691
  Real estate taxes                                                16,490             18,803              38,346             38,566
  Professional and administrative
     expenses                                                      14,158             12,486              24,999             23,942
  Professional and administrative
     expenses - affiliated                                         16,104             13,048              28,520             26,181
  Depreciation and amortization                                    22,938             39,509              55,009             79,561
                                                                ---------          ---------           ---------          ---------

                                                                  209,690            224,049             430,673            448,060
                                                                ---------          ---------           ---------          ---------

Net income (loss)                                               $  27,436          $ (23,232)          $  34,972          $ (57,208)
                                                                =========          =========           =========          =========

Net income (loss) allocated to the
  limited partners                                              $  27,162          $ (23,000)          $  34,622          $ (56,636)
                                                                =========          =========           =========          =========

Net income (loss) per limited
  partnership unit                                              $    0.04          $   (0.03)          $    0.05          $   (0.08)
                                                                =========          =========           =========          =========

Weighted average number of units                                  661,589            663,902             662,490            669,311
                                                                =========          =========           =========          =========




                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended                     Six Months Ended
                                                                             June 30,                              June 30,
                                                                        ------------------                     ----------------

                                                                   1998               1997                1998               1997
                                                                 ---------          ---------          ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $  27,436          $ (23,232)         $  34,972          $ (57,208)
Adjustments to reconcile net income
 (loss)to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                    22,938             39,509             55,009             79,561
   Changes in assets and liabilities:
      Cash and equivalents - restricted                            (17,864)           (20,541)           (45,728)           (40,966)
      Accounts receivable                                            9,153             21,847             16,022             18,636
      Deferred leasing commissions                                   3,458              6,739              9,000              9,916
      Other assets                                                   5,580              6,476             (7,589)           (10,892)
      Accounts payable                                              16,157              4,926           (277,212)            69,060
      Security deposits                                              6,404               --                5,668              1,618
      Other liabilities                                             18,291             21,220             45,854             41,838
                                                                 ---------          ---------          ---------          ---------

   Net cash provided by (used
      in)operating activities                                       91,553             56,944           (164,004)           111,563
                                                                 ---------          ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                                                        (5,492)           (10,246)            (7,312)           (16,029)
                                                                 ---------          ---------          ---------          ---------

   Net cash used in investing activities                            (5,492)           (10,246)            (7,312)           (16,029)
                                                                 ---------          ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and
   note payable                                                    (65,113)           (59,932)          (128,890)          (118,634)
Increase in note payable                                              --                 --              350,000                 --
Repurchase of limited partnership Units                             (5,000)              --               (5,000)           (12,076)
                                                                 ---------          ---------          ---------          ---------

  Net cash provided by (used in)
    financing activities                                           (70,113)           (59,932)           216,110           (130,710)
                                                                 ---------          ---------          ---------          ---------

  Net increase (decrease) in cash and
    equivalents                                                     15,948            (13,234)            44,794            (35,176)

CASH AND EQUIVALENTS, beginning of
  period                                                            68,786             21,002             39,940             42,944
                                                                 ---------          ---------          ---------          ---------

CASH AND EQUIVALENTS, end of period                              $  84,734          $   7,768          $  84,734          $   7,768
                                                                 =========          =========          =========          =========

Interest paid on a cash basis                                    $  86,530          $  76,877          $ 159,536          $ 154,987
                                                                 =========          =========          =========          =========


                            NTS PROPERTIES PLUS LTD.

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the general partner, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1998 and 1997.

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

3.    Interest Repurchase Reserve
      ---------------------------

      On March 25, 1998, the Partnership elected to resume the Interest Repurchase Reserve Program and to fund an additional $5,000 to its Interest Repurchase Reserve, which was established in 1996 pursuant to
      Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership was able to repurchase 5,000 additional Units at a price of $1.00 per Unit. The above offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. From November 6, 1996 (date Interest Repurchase Reserve established) to June 30, 1998, the Partnership has repurchased a total of 27,245 Units for $20,572. The balance in the Reserve at June 30, 1998 was $0. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor.

4.    Mortgages Payable
      -----------------

      Mortgages payable consist of the following:


                                                 June 30,         December 31,
                                                   1998               1997
                                                   ----               ----
      Mortgage  payable to an insurance
      company,  bearing interest at a fixed
      rate of 8.5%, due November 15, 2005,
      secured by land and building              $ 1,425,107       $ 1,492,702

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                  683,547           704,771

                              (Continued next page)

     -----------------------------


                                                       June 30,    December 31,
                                                        1998          1997
                                                        ----          ----
     Mortgage  payable to an insurance
     company,  bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                  $   655,184    $   675,528

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                      635,330        655,057

     Note payable to a bank,  bearing  interest
     at a fixed rate of 8.5%,  due January 29,
     1999, collateral provided by NTS Financial
     Partnership, an affiliate of NTS Development
     Company                                           350,000          --
                                                    ----------     ----------
                                                   $ 3,749,168    $ 3,528,058
                                                    ==========     ==========

      Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long term debt is approximately $3,800,000.

5.    Related Party Transactions
      --------------------------

      Property  management  fees  of  $28,790  and  $24,691  were  paid  to  NTS
      Development   Company,   an  affiliate  of  the  general  partner  of  the
      Partnership, during the six months ended June 30, 1998 and 1997, respectively. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership.

      As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                     1998                  1997
                                   ---------             -------

          Administrative            $ 33,067            $ 31,073
          Leasing                     10,924               9,954
          Property manager            21,036              18,501
          Other                        1,178               1,417
                                    --------             -------

                                    $ 66,205            $ 60,945
                                    ========             =======

      Accounts payable includes approximately $60,000 and $336,000 due NTS Development Company at June 30, 1998 and December 31, 1997, respectively. NTS Development Company has indicated to the Partnership that they will not demand repayment of the amounts outstanding as of June 30, 1998 during 1998. Payments to this affiliate will be made during 1998 as cash flows permit.

6.    Reclassification of 1997 Financial Statements
      ---------------------------------------------

      Certain reclassifications have been made to the December 31, 1997 financial statements to conform with the June 30, 1998 classifications. These reclassifications have no effect on previously reported operations.

7.    Commitments and Contingencies
      -----------------------------

      As of June 30, 1998, the Lakeshore/University II ("L/U II") Joint Venture has a commitment for a $450,000 special tenant finish allowance as a result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail"). Full Sail currently occupies 83% of University Business Center Phase II's net rentable area. Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

      On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I ("University I")office building and the Phase III vacant land, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase University Business Center II ("University II")office building, for an aggregate purchase price for all three of $18,700,000. Because no binding agreement exists for the purchase of the properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on its future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture in which the Partnership owns a 12% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

      As of June 30, 1998, Lakeshore Business Center Phase II had a commitment for approximately $37,000 for roof repairs. The Partnership's proportionate share of the commitment is approximately $4,400 or 12%. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

      As of June 30, 1998, Lakeshore Business Center Phase I had a commitment for approximately $111,000 of tenant finish improvements resulting from a 3,049 square foot expansion by a current tenant. The Partnership's proportionate share of the commitment is approximately $14,000 or 12%. The project is expected to be completed during the third quarter of 1998. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

8.    Subsequent Event
      ----------------

      Subsequent to June 30, 1998, the L/U II Joint Venture entered into a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that it is satisfactory, the contract requires that they proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. If the re-zoning is granted, the purchaser is to close on the property by February 1, 1999 or deposit an additional $10,000 with the escrow agent for a 30-day delay. The contract also allows for an additional deposit of $10,000 for one more delay in closing to April 3, 1999. The Partnership has a 12% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------


The management's discussion and analysis of financial condition and results of operations included herein should be read in conjunction with the Partnership's 1997 Annual Report.

Results of Operations
---------------------

The occupancy levels at the Partnership properties as of June 30 were as follows:



                                                          1998       1997
                                                          ----       ----

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties VII,
Ltd.(Ownership % at June 30, 1998)
----------------------------------

Blankenbaker Business Center 1A (39%)                     100%       100%

Properties owned through Lakeshore/University
II Joint Venture (L/U II Joint Venture)
(Ownership % at June 30, 1998)
---------------------------------------------

Lakeshore Business Center Phase I (12%)                    94%        97%

Lakeshore Business Center Phase II (12%)                   92%        94%

University Business Center Phase II (12%)                  90%        99%

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1998 and 1997 was as follows:


                                  Three Months Ended          Six Months Ended
                                        June 30,                   June 30,
                                 --------------------        ------------------
                                    1998       1997          1998         1997
                                 ---------   --------      --------     --------
Property owned in Joint
Venture with NTS-Properties IV
and NTS-Properties VII, Ltd.
(Ownership % at June 30, 1998)
------------------------------

Blankenbaker Business Center
1A (39%)                          $ 86,091   $ 91,589      $178,839     $183,143

Properties owned through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
(Ownership % at June 30, 1998)
------------------------------
Lakeshore Business Center
Phase I (12%)                     $ 46,368   $ 43,870      $104,797     $ 88,338

Lakeshore Business Center
Phase II (12%)                    $ 68,611   $ 44,921      $120,322     $ 86,656

University Business Center
Phase II (12%)                    $ 35,724   $ 20,209      $ 61,220     $ 32,047

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Rental and other income at Blankenbaker Business Center 1A remained fairly constant for the three months and six months ended June 30, 1998 as compared to the same periods in 1997.

The 3% decrease in occupancy at Lakeshore Business Center Phase I from June 30, 1997 to June 30, 1998 can be attributed to six tenant move-outs totaling approximately 6,100 square feet. One of the six tenants vacated prior to the end of the lease term. The write-off of accrued income connected with this lease was not significant. The move-outs are partially offset by two new leases totaling approximately 2,600 square feet. Average occupancy at Lakeshore Business Center Phase I decreased from 96% (1997) to 94% (1998) for the three months ended June 30 and from 95% (1997) to 94% (1998) for the six month period. The increase in rental and other income at Lakeshore Business Center Phase I for the six months ended June 30, 1998 as compared to the same period in 1997 is due primarily to a $61,000 lease buy-out received in February 1998 (the Partnership's proportionate share is approximately $7,300 or 12%). This lease buy-out income was received from a tenant whose lease expires during July 1999; however, the tenant has notified the Partnership that it will vacate the space at the end of 1998 due to the fact that it will be consolidating several of its regional offices. The increase in rental and other income for the six month period is also due to an increase in common area expense reimbursements. Tenants at the Business Center reimburse the Partnership for common area expenses as part of the lease agreements. The change in rental and other income for the three months ended June 30, 1998 as compared to the same period in 1997 was not significant.

As of June 30, 1998 Lakeshore Business Center Phase I has 3,049 square feet of additional space leased to an existing tenant. The tenant is expected to take occupancy of the expansion space during the third quarter of 1998. With this expansion the Business Center's occupancy should improve to 96%. See the Liquidity and Capital Resources Section of this item for the tenant finish commitment related to this lease.

The 2% decrease in occupancy at Lakeshore Business Center Phase II from June 30, 1997 to June 30, 1998 can be attributed to two tenant move-outs totaling approximately 11,000 square feet. The move-outs consist of one tenant vacating at the end of the lease term (1,200 square feet) and one tenant negotiating a lease termination (10,000 square feet - tenant paid the L/U II Joint Venture a lease termination fee {recorded as rental income} of $185,000 of which the Partnership's proportionate share is approximately $23,000 or 12%). Partially offsetting the move-outs are four new leases totaling approximately 9,000 square feet which includes three expansions of approximately 5,000 square feet by existing tenants. 4,000 square feet of the expansions represents an increase in the square footage leased by Lambda Physik. Lambda Physik currently leases nearly 15,000 square feet and is the largest tenant in the building occupying approximately 15% of the building's total rentable square feet. Average occupancy at Lakeshore Business Center Phase II increased from 94% (1997) to 95%
(1998) for the three months ended June 30 and  increased  from 92% (1997) to 97%
(1998) for the six month period. The increase in rental and other income at Lakeshore Business Center Phase II for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is due primarily to the $185,000 termination fee paid to the L/U II Joint Venture, as discussed above. Also contributing to the increase in rental and other income is an increase in average occupancy and an increase in common area expense reimbursements. Tenants at the Business Center reimburse the partnership for common area expenses as part of the lease agreements.

The 9% decrease in occupancy at University Business Center Phase II from June 30, 1997 to June 30, 1998 is the result of one of Philip Crosby Associates, Inc's ("Crosby") sub-tenants (approximately 9,000 square feet) vacating its space at the end of Crosby's lease term (March 31, 1998). The move-out is partially offset by an expansion of approximately 1,300 square feet by one of Crosby's former sub-tenants, Full Sail Recorders, Inc.("Full Sail"), upon the commencement

---------------------------------

(April 1, 1998) of its lease with the L/U II Joint Venture. In 1995 and 1996, Full Sail had signed leases with the Joint Venture for the approximately 73,000 square feet it was leasing from Crosby. These leases commenced April 1, 1998. (See below for a discussion regarding Crosby and Full Sail). Average occupancy at University Business Center Phase II decreased from 99% (1997) to 90% (1998) for the three months ended June 30 and decreased from 99% (1997) to 95% (1998) for the six month period. The increase in rental and other income at University Business Center Phase II for the six months ended June 30, 1998 as compared to the same period in 1997 is primarily due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share was approximately $8,400 or 12%. The increase in rental and other income at University Business Center Phase II for the three months ended June 30, 1998 as compared to the same period in 1997 is a result of an increase in common area expense reimbursements. Sub-tenants at the business center were not required to reimburse the Partnership for common area expenses. However, as part of Full Sail's lease agreement, which commenced April 1, 1998, Full Sail is required to reimburse the Partnership for such expenses, attributing to the increase in rental and other income for the second quarter of 1998.

Philip Crosby Associates, Inc. ("Crosby") previously leased 100% of University Business Center Phase II, which is owned by the Lakeshore/University II ("L/U II") Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail Recorders, Inc. ("Full Sail"), a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. The Partnership's proportionate share of the rental income from this property accounted for approximately 18% of the Partnership's total revenues during 1996. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 and through March 31, 1998 rent payments from these sub-lessees were been made directly to the Joint Venture.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the six months ended June 30, 1998 or 1997.

Currently occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the Partnership's debt financing.

The change in interest and other income for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 was not significant.

The decrease in operating expense for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is due primarily to decreased exterior building renovations at Blankenbaker Business Center 1A. Fluctuations in operating expenses at Lakeshore Business Center Phases I and II and University Business Center Phase II for both the three month and six month periods were not significant.

---------------------------------

The increase in operating expenses - affiliated for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is primarily the result of increased property management costs at Blankenbaker Business
Center 1A. Changes in operating expenses - affiliated at Lakeshore Business Center Phases I and II and University Business Center Phase II for both the three month and six month periods were not significant. Operating expenses - affiliated are expenses for service performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense has increased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 primarily as a result of the Partnership obtaining a $350,000 loan on January 30, 1998. The loan bears a fixed interest rate of 8.5%. The increase is partially offset by continued principal payments on the L/U II Joint Venture and Blankenbaker Business Center 1A's debt. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt financing.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenue between periods will differ from the fluctuations of management fee expense.

Real estate taxes, professional and administrative expenses and professional and administrative expenses - affiliated for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 remained fairly constant. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in depreciation and amortization expense for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is due primarily to a portion of the assets at the Partnership's Joint Venture properties (primarily tenant finish improvements) becoming fully depreciated.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $6,900,000.

Liquidity and Capital Resources
-------------------------------

Cash (used in) provided by operations was $(164,004) and $111,563 for the six months ended June 30, 1998 and 1997, respectively. The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of June 30) were $84,734 and $7,768 as of June 30, 1998 and 1997, respectively.

As of June 30, 1998, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $3,693,900. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at June 30, 1998 is $1,425,107. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

-------------------------------------------

As of June 30, 1998 the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at June 30, 1998 were $5,437,925, $5,212,284 and $5,054,336, respectively, for a total of $15,704,545.
The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at June 30, 1998 was $683,547, $655,184 and $635,330, respectively, for a total of $1,974,061. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

As of June 30, 1998, the Partnership had a loan payable to a bank in the amount of $350,000. The loan bears interest at a fixed rate of 8.5% with interest payable annually and is due January 29, 1999. NTS Financial Partnership, an affiliate of NTS Development Company, has provided collateral for the loan. The proceeds from the loan received January 30, 1998, were used to pay approximately $300,000 due NTS Development Company, an affiliate of the General Partner of the Partnership, and to fund Partnership operating payables. The remaining proceeds will be used to fund partnership expenses.

The majority of the Partnership's cash flows for the six months ended March 31, 1997 were derived from operating activities. The majority of the Partnership's cash flows for the six months ended June 30, 1998 were derived from financing activities as a result of a $350,000 loan obtained from a bank on January 30, 1998. The change in accounts payable in 1998 is attributable primarily to the payment of operating expenses owed to NTS Development Company, an affiliate of the General Partner of the Partnership. This payment was funded by the $350,000 loan obtained by the Partnership during January 1998. Cash flows used in investing activities represent tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation.
Improvements generally include a revision of the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities were funded by cash flow from operating activities. Cash flows used in financing activities are for principal payments on mortgages and note payable and the repurchase of limited partnership Units. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

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

Due to the fact that no distributions were made during the six months ended June 30, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

As of June 30, 1998, the Lakeshore/University II ("L/U II") Joint Venture has a commitment for a $450,000 special tenant finish allowance as a result of lease negotiations with Full Sail Recorders, Inc. ("Full Sail"). Full Sail currently occupies 83% of University Business Center Phase II's net rentable area. Approximately $92,000 of the total allowance is to be reimbursed by Full Sail to the L/U II Joint Venture pursuant to the lease terms. The Partnership's proportionate share of the net commitment ($450,000 less $92,000) is approximately $43,000 or 12%. The tenant allowance will be due and payable to Full Sail pursuant to the lease agreements, as appropriate invoices for tenant finish costs incurred by Full Sail are submitted to the L/U II Joint Venture. The source of funds for this commitment is expected to be cash flow from operations and/or cash reserves.

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

As of June 30, 1998, Lakeshore Business Center Phase II had a commitment for approximately $37,000 for roof repairs. The Partnership's proportionate share of the commitment is $4,400 or 12%. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

As of June 30, 1998, Lakeshore Business Center Phase I had a commitment for approximately $111,000 of tenant finish improvements resulting from a 3,049 square foot expansion by a current tenant. The Partnership's proportionate share of the commitment is approximately $14,000 or 12%. The project is expected to be completed during the third quarter of 1998. The source of funds for this project is expected to be cash flow from operations and or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements at June 30, 1998.

On March 25, 1998, the Partnership elected to resume the Interest Repurchase Reserve Program and to fund an additional $5,000 to its Interest Repurchase Reserve, which was established in 1996 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership was able to repurchase 5,000 additional Units at a price of $1.00 per Unit. The above offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. From November 6, 1996 (date Interest Repurchase Reserve established) to June 30, 1998, the Partnership has repurchased a total of 27,245 Units for $20,572. The balance in the Reserve at June 30, 1998 was $0. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at June 30, 1998 in the asset held for sale is $96,949. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land.

Subsequent to June 30, 1998, the L/U II Joint Venture entered into a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that it is satisfactory, the contract requires that they proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. If the re-zoning is granted, the purchaser is

-------------------------------------------

to close on the property by February 1, 1999 or deposit an additional $10,000 with the escrow agent for a 30-day delay. The contract also allows for an additional deposit of $10,000 for one more delay in closing to April 3, 1999. The Partnership has a 12% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

On December 30, 1997, Full Sail delivered written notice to the Partnership that Full Sail had (i) exercised its right of first refusal under its lease with NTS-Properties V to purchase University Business Center Phase I ("University I") office building and the Phase III vacant land adjacent to the University Business Center development, and (ii) exercised its right of first refusal under its lease with NTS University Boulevard Joint Venture to purchase the University Business Center Phase II ("University II") office building, for an aggregate purchase price for all three of $18,700,000. Because no binding agreement exists for the purchase of these properties at this time, there can be no assurance that a mutual agreement of purchase and sale will be reached among the parties, nor that the sale of the properties will be consummated. As such, the Partnership has not determined the use of net proceeds after repayment of outstanding debt from any such sale nor has it determined the impact on its future results of operations or financial position. The University II office building is owned by the L/U II Joint Venture in which the Partnership owns a 12% joint venture interest. Under the terms of the right of first refusal, the closings of the sale of University I, University II and the Phase III vacant land are to occur simultaneously.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Lakeshore Business Center, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff. The leasing and renewal negotiations of University Business Center Phase II are handled by a leasing agent, an employee of NTS Development Company, located at the University Business Center Development.

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

-------------------------------------------

A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

PART II.  OTHER INFORMATION

       3. Defaults Upon Senior Securities
          -------------------------------

          None.

       6. Exhibits and Reports on Form 8-K
          --------------------------------

       (a)     Exhibits:

               Exhibit 27.  Financial Data Schedule

       (b)     Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended June 30, 1998.

       Items 1,2,4 and 5 are not applicable and have been omitted.

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


                                    NTS-PROPERTIES PLUS LTD.
                                    ------------------------
                                        (Registrant)

                                    BY:    NTS-Properties Plus Associates,
                                           General Partner
                                           BY: NTS Capital Corporation,
                                               General Partner


                                               /s/ Richard L. Good
                                               -------------------
                                               Richard L. Good
                                               President

                                               /s/ Lynda J. Wilbourn
                                               ---------------------
                                               Lynda J. Wilbourn
                                               Vice President
                                               Principal Accounting Officer



Date:     August 12, 1998
          ---------------