Form 10-Q
period 1998-09-30
NTS PROPERTIES PLUS LTD
filed 1998-11-16
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1998


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

                                                       YES  X         NO

Exhibit Index: See page 18
Total Pages: 19

                                TABLE OF CONTENTS


                                                                   Pages

                                     PART I

Item 1.       Financial Statements

              Balance Sheets and Statement of Partners' Equity
                As of September 30, 1998 and December 31, 1997         3

              Statements of Operations
                For the three months and nine months ended
                September 30, 1998 and 1997                            4

              Statements of Cash Flows
                For the three months and nine months ended
                September 30, 1998 and 1997                            5

              Notes To Financial Statements                          6-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  10-17


                                     PART II

Item 3.  Defaults Upon Senior Securities                              18

Item 6.  Exhibits and Reports on Form 8-K                             18

Signatures                                                            19


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES PLUS LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                             As of                As of
                                       September 30, 1998   December 31, 1997*
                                      -------------------   -----------------
ASSETS
Cash and equivalents                         $    51,231       $    39,940
Cash and equivalents - restricted                 87,802            19,228
Accounts receivable                               15,308            28,678
Land, buildings and amenities, net
 (Note 8)                                        939,213           996,049
Asset held for sale                               96,949            96,949
Deferred leasing commissions, net                117,067           129,946
Loan costs, net                                   57,871            62,897
Other assets                                      15,458            14,234
                                             -----------       -----------

                                             $ 1,380,899       $ 1,387,921
                                             ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable                   $ 3,681,970       $ 3,528,058
Accounts payable                                 123,296           390,774
Security deposits                                 17,719            13,536
Other liabilities                                105,407            44,542
                                             -----------       -----------

                                               3,928,392         3,976,910

Commitments and Contingencies

Partners' equity                              (2,547,493)       (2,588,989)
                                             -----------       -----------

                                             $ 1,380,899       $ 1,387,921
                                             ===========       ===========

                                      Limited         General
                                      Partners        Partner          Total
                                      --------        -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 11,784,521    $        100    $ 11,784,621
Net loss - prior years              (12,170,907)       (122,938)    (12,293,845)
Net income - current year                46,031             465          46,496
Cash distributions to partners
 to date                             (2,038,520)        (20,592)     (2,059,112)
Repurchase of limited
 partnership Units                      (25,653)             --         (25,653)
                                   ------------    ------------    ------------

Balances at September 30, 1998     $ (2,404,528)   $   (142,965)   $ (2,547,493)
                                   ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.



                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF OPERATIONS


                                                           Three Months Ended                     Nine Months Ended
                                                              September 30,                          September 30,
                                                           ------------------                     -----------------


                                                         1998               1997                1998              1997
                                                      ---------          ---------           ---------          ---------
REVENUES:
 Rental income                                        $ 211,293          $ 202,896           $ 675,062          $ 592,693
 Interest and other income                                  553                449               2,429              1,504
                                                      ---------          ---------           ---------          ---------

                                                        211,846            203,345             677,491            594,197

EXPENSES:
  Operating expenses                                     33,198             40,941              97,557            113,886
  Operating expenses - affiliated                        16,140             14,774              48,243             43,127
  Interest expense                                       77,726             75,619             236,281            229,439
  Management fees                                        12,909             12,630              41,698             37,320
  Real estate taxes                                      18,803             19,283              57,149             57,851
  Professional and administrative
     expenses                                            11,670             12,104              36,668             36,045
  Professional and administrative
     expenses - affiliated                                7,276             13,696              35,796             39,878
  Depreciation and amortization                          22,600             39,490              77,603            119,051
                                                      ---------          ---------           ---------          ---------

                                                        200,322            228,537             630,995            676,597
                                                      ---------          ---------           ---------          ---------

Net income (loss)                                     $  11,524          $ (25,192)          $  46,496          $ (82,400)
                                                      =========          =========           =========          =========

Net income (loss) allocated to the
  limited partners                                    $  11,409          $ (24,940)          $  46,031          $ (81,576)
                                                      =========          =========           =========          =========

Net income (loss) per limited
  partnership unit                                    $    0.02          $   (0.04)          $    0.07          $   (0.12)
                                                      =========          =========           =========          =========

Weighted average number of units                        658,402            663,402             661,113            667,207
                                                      =========          =========           =========          =========




                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF CASH FLOWS


                                                                        Three Months Ended                    Nine Months Ended
                                                                          September 30,                         September 30,
                                                                        ------------------                    -----------------

                                                                     1998               1997              1998               1997
                                                                    ------             ------            ------             ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $  11,524          $ (25,192)         $ 46,496          $ (82,400)
Adjustments to reconcile net income
 (loss)to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                    22,600             39,490             77,603            119,051
   Changes in assets and liabilities:
      Cash and equivalents - restricted                            (22,846)           (20,310)           (68,574)           (61,276)
      Accounts receivable                                            4,236              7,572             20,258             26,208
      Deferred leasing commissions                                   3,879              4,919             12,879             14,835
      Other assets                                                   4,451              6,650             (3,132)
      Accounts payable                                               4,490             31,528           (272,722)           100,588
      Security deposits                                             (1,485)             1,067              4,183              2,685
      Other liabilities                                             15,010             18,945             60,864             60,783
                                                                 ---------          ---------          ---------          ---------

   Net cash provided by (used
      in)operating activities                                       41,859             64,669           (122,145)           176,249
                                                                 ---------          ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                                                        (8,164)            (2,794)           (15,476)           (18,840)
                                                                 ---------          ---------          ---------          ---------

   Net cash used in investing activities                            (8,164)            (2,794)           (15,476)           (18,840)
                                                                 ---------          ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and
   note payable                                                    (67,198)           (61,186)          (196,088)          (179,820)
Increase in note payable                                                --                 --            350,000                 --
Repurchase of limited partnership Units                                 --               (175)            (5,000)           (12,251)
                                                                 ---------          ---------          ---------          ---------

  Net cash provided by (used in)
    financing activities                                           (67,198)           (61,361)           148,912           (192,071)
                                                                 ---------          ---------          ---------          ---------

  Net increase (decrease) in cash and
    equivalents                                                    (33,503)               514             11,291            (34,662)

CASH AND EQUIVALENTS, beginning of
  period                                                            84,734              7,768             39,940             42,944
                                                                 ---------          ---------          ---------          ---------

CASH AND EQUIVALENTS, end of period                              $  51,231          $   8,282          $  51,231          $   8,282
                                                                 =========          =========          =========          =========

Interest paid on a cash basis                                    $  77,728          $  75,619          $ 237,264          $ 230,606
                                                                 =========          =========          =========          =========



                            NTS PROPERTIES PLUS LTD.

                          NOTES TO FINANCIAL STATEMENTS


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1998 and 1997.

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

3.    Interest Repurchase Reserve
      ---------------------------

      On March 25, 1998, the Partnership elected to resume the Interest Repurchase Reserve Program and to fund an additional $5,000 to its Interest Repurchase Reserve, which was established in 1996 pursuant to
      Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership repurchased 5,000 Units at a price of $1.00 per Unit. The above offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. From November 1996 to September 30, 1998, the Partnership has repurchased a total of 27,245 Units for $20,572. The balance in the Reserve at September 30, 1998 was $0. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor.

4.    Mortgages and Note Payable
      --------------------------

      Mortgages and note payable consist of the following:


                                                 September 30,     December 31,
                                                    1998              1997
                                                    ----              ----
     Mortgage  payable to an insurance
     company,  bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building               $ 1,389,499        $ 1,492,702

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                   672,608            704,771

                              (Continued next page)

      --------------------------------------


                                                   September 30,    December 31,
                                                       1998             1997
                                                       ----             ----
     Mortgage  payable to an insurance
     company,  bearing interest at a fixed
     rate of 8.125%,  due August 1, 2008,
     secured by land and building  (University
     Business Center Phase II - see Note 8)       $   644,699      $   675,528

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.125%, due August 1, 2008,
     secured by land and building                     625,164          655,057

     Note payable to a bank, bearing
     interest at a fixed rate of 8.5%, due
     January 29, 1999, collateral provided
     by NTS Financial Partnership, an
     affiliate of NTS Development Company             350,000           --
                                                   ----------       ----------
                                                  $ 3,681,970      $ 3,528,058
                                                   ==========       ==========

      Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long term debt approximates carrying value.

5.    Related Party Transactions
      --------------------------

      Property  management  fees  of  $41,698  and  $37,320  were  paid  to  NTS
      Development Company, an affiliate of the general partner of the Partnership, during the nine months ended September 30, 1998 and 1997, respectively. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership.

      As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                      1998                1997
                                    --------            --------
          Administrative            $ 42,575            $ 45,791
          Leasing                     15,449              15,699
          Property manager            31,658              28,616
          Other                        1,989               1,538
                                    --------            --------

                                    $ 91,671            $ 91,644
                                    ========            ========

      Accounts payable includes approximately $49,000 and $336,000 due NTS Development Company at September 30, 1998 and December 31, 1997, respectively. NTS Development Company has indicated to the Partnership that they will not demand repayment of the amounts outstanding as of September 30, 1998 during 1998. Payments to this affiliate will be made during 1998 as cash flows permit. See below for further information on payments to this affiliate.

6.    Reclassification of 1997 Financial Statements
      ---------------------------------------------

      Certain  reclassifications  have  been  made  to  the  December  31,  1997
      financial   statements   to   conform   with  the   September   30,   1998
      classifications. These reclassifications have no effect on previously reported operations.

7.    Commitments and Contingencies
      -----------------------------

      On September 8, 1998, NTS-Properties V and the Lakeshore/University II ("L/U II") Joint Venture, affiliates of the General Partner of the Partnership, entered into a contract with Silver City Properties, Ltd. ("the Purchaser"), an affiliate of Full Sail Recorders, Inc. ("Full Sail"), for the sale of University Business Center Phases I and II office buildings and Phase III vacant land for an aggregate purchase price of $18,751,000 (specifically the prices for each property were $9,776,000 for Phase I and Phase III, and $8,975,000 for Phase II). University Business Center Phase I and Phase III are owned by NTS-Properties V. University Business Center Phase II is owned by the L/U II Joint Venture. The Partnership owns a 12% interest in this joint venture. Full Sail currently occupies 28% and 83% of the net rentable area of University Business Center Phases I and II, respectively. Concurrent with the signing of the contracts, the Purchaser deposited $50,000 into an escrow account. This deposit will be applied to the purchase price at closing. The Purchaser is to close on the properties on or before November 7, 1998. See Note 8 Subsequent Events. The contract permits the Purchaser to defer the closing of the purchase of the Phase III vacant land until the 18-month anniversary of the closing on Phase I and II.

      As of September 30, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that the land is satisfactory, the contract requires that they proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. If the re-zoning is granted, the purchaser is to close on the property by February 1, 1999 or deposit an additional $10,000 with the escrow agent for a 30-day delay. The contract also allows for an additional deposit of $10,000 for one more delay in closing to April 3, 1999. The Partnership has a 12% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

      As of September 30, 1998, Lakeshore Business Center Phase I had a commitment for approximately $98,000 of tenant finish improvements resulting from a 3,049 square foot expansion by a current tenant. The Partnership's proportionate share of the commitment is approximately $12,000 or 12%. The project is expected to be completed during the fourth quarter of 1998. The source of funds for this project is expected to be cash flow from operations and/or cash reserves.

8.    Subsequent Events
      -----------------

      On October 6, 1998 pursuant to the contact executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") and NTS Properties V, affiliates of the General Partner of the Partnership, sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser"), an affiliate of Full Sail Recorders, Inc. ("Full Sail"), for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II). University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns a 12% interest. As of September 30, 1998, the carrying value of University Business Center Phase II land and building was approximately $7,300,000 and was encumbered by a mortgage payable of $5,128,872 ($910,000 and $644,699, respectively, are recorded on the accompanying balance sheet). Other net assets and liabilities associated with this property included on the accompanying balance sheet at September 30, 1998 were not significant. The gain associated with this sale will be reflected in the fourth quarter of 1998. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt (including interest and prepayment penalties) of $10,468,000 ($4,633,000 for Phase I and $5,835,000 for Phase

      -----------------------------

      II) on these properties. The Partnership will use its share of the proceeds from this sale for the repayment of Partnership debt and operating expenses. As permitted by the contract, the Purchaser has deferred the closing of the Phase III vacant land for a period of up to 18-months after the closing date of Phase I and II.

      During October 1998, the Partnership has used a portion of its distribution from the sale of University Business Center Phase II to repay $240,000 of the $350,000 loan obtained by the Partnership in January 1998. A portion of the distribution was also used to repay approximately $27,000 owed to NTS Development Company, an affiliate of the General Partner for operating expenses (See Note 5 Related Party Transactions).

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

Results of Operations
---------------------

The occupancy levels at the Partnership properties as of September 30 were as follows:



                                                     1998          1997
                                                     ----          ----

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties VII,
Ltd.(Ownership % at September 30, 1998)
---------------------------------------

Blankenbaker Business Center 1A (39%)                100%          100%

Properties owned through Lakeshore/University
II Joint Venture (L/U II Joint Venture)
(Ownership % at September 30, 1998)
-----------------------------------

Lakeshore Business Center Phase I (12%)               82%           99%

Lakeshore Business Center Phase II (12%)              86%           96%

University Business Center Phase II (12%)             88%           99%

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1998 and 1997 was as follows:



                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                   --------------------     -----------------
                                     1998       1997          1998      1997
                                  ---------   --------      --------   -------
Property owned in Joint
Venture with NTS-Properties IV
and NTS-Properties VII, Ltd.
(Ownership % at September 30,
1998)
------------------------------

Blankenbaker Business Center
1A (39%)                           $ 92,907   $ 91,554      $271,746   $274,697

Properties owned through
Lakeshore/University II Joint
Venture (L/U II Joint Venture)
(Ownership % at September 30,
1998)
------------------------------

Lakeshore Business Center
Phase I (12%)                      $ 39,520   $ 45,780      $144,317   $134,118

Lakeshore Business Center
Phase II (12%)                     $ 44,297   $ 43,921      $164,619   $130,577

University Business Center
Phase II (12%)                     $ 35,023   $ 21,770      $ 96,242   $ 53,816

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

---------------------------------

Sykes HealthPlan Service Bureau, Inc. (formerly known as Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Sykes Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Rental and other income at Blankenbaker Business Center 1A remained fairly constant for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997.

The 17% decrease in occupancy at Lakeshore Business Center Phase I from September 30, 1997 to September 30, 1998 can be attributed to nine tenant move-outs totaling approximately 25,000 square feet. Two of the nine tenants vacated prior to the end of the lease term. The write-off of accrued income connected with these leases was not significant. The remaining seven tenants vacated at the end of the lease term. The move-outs are partially offset by four new leases totaling approximately 7,300 square feet. Average occupancy at Lakeshore Business Center Phase I decreased from 98% (1997) to 81% (1998) for the three months ended September 30 and from 96% (1997) to 90% (1998) for the nine month period. The increase in rental and other income at Lakeshore Business Center Phase I for the nine months ended September 30, 1998 as compared to the same period in 1997 is due primarily to a $61,000 lease buy-out received in February 1998 (the Partnership's proportionate share is approximately $7,300 or 12%). The lease buy-out income was received from a tenant whose lease expires during July 1999; however, the tenant has notified the Partnership that it will vacate the space at the end of 1998 due to the fact that it will be consolidating several of its regional offices. The increase in rental and other income for the nine month period is also due to an increase in common area expense reimbursements. Tenants at the business center reimburse the Partnership for common area expenses as part of the lease agreements. The increases in rental and other income for the nine month period are partially offset by the decrease in average occupancy. The decrease in rental and other income for the three months ended September 30, 1998 as compared to the same period in 1997 is primarily a result of the decrease in average occupancy.

As of September 30, 1998 Lakeshore Business Center Phase I has 3,049 square feet of additional space leased to a current tenant. The tenant is expected to take occupancy of the additional space during the fourth quarter of 1998. With this expansion the business center's occupancy should improve to 85%. See the Liquidity and Capital Resources Section of this item for the tenant finish commitment related to this lease.

The 10% decrease in occupancy at Lakeshore Business Center Phase II from September 30, 1997 to September 30, 1998 can be attributed to five tenant move-outs totaling approximately 19,000 square feet. The move-outs consist of three tenants (4,500 square feet) vacating prior to the end of the lease term. One of the three tenants (2,300 square feet) is continuing to pay rent through the end of the lease term (February 2000). There was no write-off of accrued income connected with the other two leases. One tenant (4,500 square feet) vacated at the end of the lease term and one tenant negotiated a lease termination (10,000 square feet - the tenant paid the L/U II Joint Venture a lease termination fee {recorded as rental income} of $185,000 of which the Partnership's proportionate share is approximately $23,000 or 12%). Partially offsetting the move-outs are three new leases totaling approximately 10,000 square feet which includes an expansion of approximately 2,000 square feet by the largest tenant in the building which occupies approximately 15% of the building's total rentable square feet. Average occupancy at Lakeshore Business Center Phase II decreased from 95% (1997) to 90% (1998) for the three months ended September 30 and increased from 93% (1997) to 95% (1998) for the nine month period. The increase in rental and other income at Lakeshore Business Center Phase II for the nine months ended September 30, 1998 as compared to the same period in 1997 is due primarily to the termination fee paid to the L/U II Joint Venture, as discussed above. Also contributing to the increase in rental and other income is an increase in average occupancy and an increase in common area expense reimbursements. Rental and other income at Lakeshore Business Center Phase II for the three months ended September 30, 1998 as compared to the same period in 1997 remained fairly constant.

In the opinion of the General Partner of the Partnership, the decrease in occupancy at Lakeshore Business Center Phases I and II is only a temporary fluctuation and does not represent a downward occupancy trend.

---------------------------------

The 11% decrease in occupancy at University Business Center Phase II from September 30, 1997 to September 30, 1998 is the result of one of Philip Crosby Associates, Inc's ("Crosby") sub-tenants (approximately 9,000 square feet) vacating at the end of Crosby's lease term (March 31, 1998) and one tenant move-out of approximately 3,700 square feet. The move-outs are partially offset by an expansion of approximately 3,700 square feet by one of Crosby's former subtenants, Full Sail Recorders, Inc.("Full Sail"). In 1995 and 1996, Full Sail had signed leases with the Joint Venture for the approximately 73,000 square feet it was leasing from Crosby. These leases commenced April 1, 1998. (See below for a discussion regarding Crosby and Full Sail). Average occupancy at University Business Center Phase II decreased from 99% (1997) to 86% (1998) for the three months ended September 30 and decreased from 99% (1997) to 91% (1998) for the nine month period. The increase in rental and other income at University Business Center Phase II for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily due to the fact that approximately $70,000 of accrued income connected with the Crosby lease was written-off during the first quarter of 1997, of which the Partnership's proportionate share was approximately $8,400 or 12%. The increase in rental and other income at University Business Center Phase II for the nine month period can also be attributed to two new leases that became effective during 1998 at a higher rental rate than the sub-tenant rate and an increase in common area expense reimbursements. The increase in rental and other income at University Business Center Phase II for the three months ended September 30, 1998 as compared to the same period in 1997 is a result of an increase in common area expense reimbursements. Sub-tenants at the business center were not required to reimburse the Partnership for common area expenses. However, as part of Full Sail's lease agreement, which commenced April 1, 1998, Full Sail is required to reimburse the Partnership for such expenses, attributing to the increase in rental and other income beginning the second quarter of 1998.

Crosby previously leased 100% of University Business Center Phase II, which is owned by the L/U II Joint Venture. The original lease term was for seven years, and the tenant took occupancy in April 1991. During 1994, 1995 and 1996, Crosby sub-leased, through the end of their lease term, approximately 85,000 square feet (including approximately 10,000 square feet of mezzanine space) of University Business Center Phase II's approximately 88,000 square feet of net rentable area (or 96%). Of the total being sub-leased, approximately 73,000 square feet (or 86%) was leased by Full Sail, a major tenant at University Business Center Phase I, a neighboring property owned by an affiliate of the General Partner of the Partnership. During this period and through December 1996, Crosby continued to make rent payments pursuant to the original lease terms. During 1996, the Joint Venture received notice that Crosby did not intend to pay full rental due under the original lease agreement, including and subsequent to January 1997. Although the Joint Venture did not have formal lease agreements with the sub-lessees noted above during this period, beginning February 1997 and through March 31, 1998 rent payments from these sub-lessees were made directly to the Joint Venture.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be possible collection. There have been no funds recovered as a result of these actions during the nine months ended September 30, 1998 or 1997.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of this item for a discussion regarding the Partnership's debt financing.

The change in interest and other income for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 was not significant.

The decrease in operating expense for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is due primarily to decreased exterior building renovations at Blankenbaker Business Center 1A and decreased legal expenses at University Business Center Phase II. Fluctuations in

---------------------------------

operating expenses at Lakeshore Business Center Phases I and II for both the three month and nine month periods were not significant.

The increase in operating expenses - affiliated for the nine months ended September 30, 1998 as compared to the same period in 1997 is primarily the result of increased property management costs at Blankenbaker Business Center 1A. Changes in operating expenses - affiliated at Lakeshore Business Center Phases I and II and University Business Center Phase II for the nine month period were not significant. Operating expenses - affiliated for the three months ended September 30, 1998 as compared to the same period in 1997 remained fairly constant. Operating expenses - affiliated are expenses for service performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense has increased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 primarily as a result of the Partnership obtaining a $350,000 loan on January 30, 1998. The loan bears interest at a fixed rate of 8.5%. The increase is partially offset by continued principal payments on the L/U II Joint Venture and Blankenbaker Business Center 1A's debt. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt financing.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenue between periods will differ from the fluctuations of management fee expense.

Real estate taxes and professional and administrative expenses for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 remained fairly constant.

The decrease in professional and administrative expenses - affiliated for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is due primarily to decreased salary costs. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in depreciation and amortization expense for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is due primarily to a portion of the assets at the Partnership's Joint Venture properties (primarily tenant finish improvements) becoming fully depreciated.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $6,900,000.

Liquidity and Capital Resources
-------------------------------

Cash (used in) provided by operations was $(122,145) and $176,249 for the nine months ended September 30, 1998 and 1997, respectively. The Partnership has not made any cash distributions since the quarter ended June 30, 1991. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of September 30) were $51,231 and $8,282 as of September 30, 1998 and 1997, respectively.

As of September 30, 1998, the Blankenbaker Business Center Joint Venture had a mortgage payable with an insurance company in the amount of $3,603,474. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1998 is $1,389,499. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

-------------------------------------------

As of September 30, 1998 the L/U II Joint Venture had three mortgage loans with an insurance company. The outstanding balances of the loans at September 30, 1998 were $5,350,902, $5,128,872 and $4,973,452, respectively, for a total of
$15,453,226. The loans are recorded as a liability of the Joint Venture. The Partnership's proportionate share in the loans at September 30, 1998 was $672,608, $644,699 and $625,164, respectively, for a total of $1,942,471. The mortgages bear interest at a fixed rate of 8.125%, are due August 1, 2008, and are secured by the assets of the Joint Venture. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

Subsequent to September 30, 1998, the L/U II Joint Venture used proceeds received from the sale of University Business Center Phase II to repay in full the $5,128,872 mortgage payable. See below for the details of this sale.

As of September 30, 1998, the Partnership had a note payable to a bank in the amount of $350,000. The loan bears interest at a fixed rate of 8.5% with interest payable annually and is due January 29, 1999. NTS Financial Partnership, an affiliate of NTS Development Company, has provided collateral for the loan. The proceeds from the loan received January 30, 1998, were used to pay approximately $300,000 due NTS Development Company, an affiliate of the General Partner of the Partnership, and to fund Partnership operating payables. The remaining proceeds will be used to fund partnership expenses.

Subsequent to September 30, 1998, the Partnership used a portion of its distribution from the sale of University Business Center Phase II to repay a portion of this note payable. See below for the details of this sale.

The majority of the Partnership's cash flows for the nine months ended September 30, 1997 were derived from operating activities. The majority of the Partnership's cash flows for the nine months ended September 30, 1998 were derived from financing activities as a result of a $350,000 loan obtained from a bank on January 30, 1998. The change in accounts payable in 1998 is attributable primarily to the payment of operating expenses owed to NTS Development Company, an affiliate of the General Partner of the Partnership. This payment was funded by the $350,000 loan obtained by the Partnership during January 1998. Cash flows used in investing activities represent tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision of the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in investing activities were funded by cash flows from operating activities. Cash flows used in financing activities are for principal payments on mortgages and note payable and the repurchase of limited partnership Units. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph and the repayment of the mortgage payable which was secured by University Business Center Phase II, as discussed below.

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

Due to the fact that no distributions were made during the nine months ended September 30, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

-------------------------------------------

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate from the Year 2000 since the company saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by our in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of our new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $8,000 over 1998 and 1999. These costs include hardware, software, internal staff and outside consultants.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of fiscal year 1999.

We are also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on our business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at our current state of readiness, the need does not presently exist for a contingency plan. We will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

As of September 30, 1998, Lakeshore Business Center Phase I had a commitment for approximately $98,000 of tenant finish improvements resulting from a 3,049 square foot expansion by a current tenant. The Partnership's proportionate share of the commitment is approximately $12,000 or 12%. The project is expected to be completed during the fourth quarter of 1998. The source of funds for this project is expected to be cash flow from operations and or cash reserves.

The Partnership had no other material commitments for renovations or capital improvements at September 30, 1998.

-------------------------------------------

On March 25, 1998, the Partnership elected to resume the Interest Repurchase Reserve Program and to fund an additional $5,000 to its Interest Repurchase Reserve, which was established in 1996 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership repurchased 5,000 Units at a price of $1.00 per Unit. The above offering price per Unit was established by the General Partner and does not purport to represent the fair market value or liquidation value of the Unit. From November 1996 to September 30, 1998, the Partnership has repurchased a total of 27,245 Units for $20,572. The balance in the Reserve at September 30, 1998 was $0. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at September 30, 1998 in the asset held for sale is $96,949. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land.

As of September 30, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The purchaser has until November 17, 1998 to determine if the land is satisfactory for their use. If the purchaser determines that the land is satisfactory, the contract requires that they proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. If the re-zoning is granted, the purchaser is to close on the property by February 1, 1999 or deposit an additional $10,000 with the escrow agent for a 30-day delay. The contract also allows an additional deposit of $10,000 for one more delay in closing to April 3, 1999. The Partnership has a 12% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

On September 8, 1998, NTS-Properties V and the Lakeshore/University II ("L/U") Joint Venture, affiliates of the General Partner of the Partnership, entered into a contract with Silver City Properties, Ltd. ("the Purchaser"), an affiliate of Full Sail Recorders, Inc. ("Full Sail"), for the sale of University Business Center Phases I and II office buildings and Phase III vacant land for an aggregate purchase price of $18,751,000 (specifically the prices for each property were $9,776,000 for Phase I and Phase III, and $8,975,000 for Phase
II). University Business Center Phase I and Phase III are owned by NTS-Properties V. University Business Center Phase II is owned by the L/U II Joint Venture. The Partnership owns a 12% interest in this joint venture. Full Sail currently occupies 28% and 83% of the net rentable area of University Business Center Phases I and II, respectively. Concurrent with the signing of the contracts, the Purchaser deposited $50,000 into an escrow account. This deposit will be applied to the purchase price at closing. The Purchaser is to close on the properties on or before November 7, 1998. See below for additional information. The contract permits the Purchaser to defer the closing of the purchase of the Phase III vacant land until the 18-month anniversary of the closing on Phase I and II.

On October 6, 1998 pursuant to the contact executed on September 8, 1998, the L/U II Joint Venture and NTS Properties V, affiliates of the General Partner of the Partnership, sold University Business Center Phases I and II office buildings to Silver City Properties, Ltd. ("the Purchaser"), an affiliate of Full Sail Recorders, Inc. ("Full Sail"), for an aggregate purchase price of $17,950,000 ($8,975,000 for Phase I and $8,975,000 for Phase II). University
Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns a 12% interest. As of September 30, 1998, the carrying value of University Business Center Phase II land and building was approximately $7,300,000 and was encumbered by a mortgage payable of $5,128,872 ($910,000 and $644,699, respectively, are recorded on the accompanying balance sheet). Other net assets and liabilities

-------------------------------------------

associated with this property included on the accompanying balance sheet at September 30, 1998 were not significant. The gain associated with this sale will be reflected in the fourth quarter of 1998. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt (including interest and prepayment penalties) of $10,468,000 ($4,633,000 for Phase I and $5,835,000 for Phase II) on these properties. The Partnership will use its share of the proceeds from this sale for the repayment of Partnership debt and operating expenses. As permitted by the contract, the Purchaser has deferred the closing of the Phase III vacant land for a period of up to 18-months after the closing date of Phase I and II.

During October 1998 the Partnership used a portion of its distribution from the sale of University Business Center Phase II to repay $240,000 of the $350,000 loan obtained by the Partnership in January 1998. A portion of the distribution was also used to pay approximately $27,000 owed to NTS Development Company, an affiliate of the General Partner for operating expenses.

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

PART II.  OTHER INFORMATION

       3. Defaults Upon Senior Securities
          -------------------------------

          None.

       6. Exhibits and Reports on Form 8-K
          --------------------------------

          (a)     Exhibits:

                  Exhibit 27.  Financial Data Schedule

          (b)     Reports on Form 8-K:

                  Form 8-K was filed September 14, 1998 to report in Item 5 that NTS- Properties V and the Lakeshore/University II Joint Venture, affiliates of the General partner of the Partnership, entered into two contracts with Silver City Properties, Ltd. for the sale of University Business Center Phases I and II office buildings and the Phase III vacant land.

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



Date: November 13, 1998