Form 10-K
period 1998-12-31
NTS PROPERTIES PLUS LTD
filed 1999-04-01
CIK 818089

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

  (Mark One)

         X                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        ----
                                     SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended    December 31, 1998
                                                        -----------------

                                       OR

                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ----
                           THE SECURITIES EXCHANGE ACT OF 1934

                           For the transition period from            to
                                                           --------     --------

                         Commission file number 0-18952

                           NTS-PROPERTIES PLUS LTD.
--------------------------------------------------------------------------------
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

                         Limited Partnership Interests
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   YES  X         NO
                                                       -------       --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See page 40

Total Pages: 44

                                TABLE OF CONTENTS



                                                                           Pages
                                                                           -----

                                     PART I

Items 1 and 2           Business and Properties                             3-12
Item 3                  Legal Proceedings                                     12
Item 4                  Submission of Matters to a Vote of Security
                         Holders                                              12


                                     PART II

Item 5                  Market for the Registrant's Limited Partnership
                         Interests and Related Partner Matters                13
Item 6                  Selected Financial Data                               14
Item 7                  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations     15-22
Item 8                  Financial Statements and Supplementary Data        23-37
Item 9                  Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure               38


                                    PART III

Item 10                 Directors and Executive Officers of the
                         Registrant                                           38
Item 11                 Management Remuneration and Transactions              38
Item 12                 Security Ownership of Certain Beneficial
                         Owners and Management                                39
Item 13                 Certain Relationships and Related
                         Transactions                                         39


                                     PART IV

Item 14                 Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K                           40-43


Signatures                                                                    44

                                     PART I

Items 1. and 2.  Business and Properties
                 -----------------------

Development of Business
-----------------------

NTS-Properties Plus Ltd. (the "Partnership") is a limited partnership which was organized under the laws of the State of Florida on April 30, 1987. The General Partner is NTS-Properties Plus Associates (a Kentucky limited partnership). As of December 31, 1998 the Partnership owned the following properties:

      - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky. NTS-Properties Plus Ltd. contributed the completed building to the joint venture between the Partnership and NTS-Properties VII, Ltd., an affiliate of the General Partner of the Partnership. It had previously acquired the completed building from an affiliate of the Partnership. In 1994, NTS-Properties IV., Ltd. ("NTS-Properties IV"), an affiliate of the General Partner of the Partnership, was admitted as a partner to the joint venture. The Partnership's percentage interest in the joint venture was 39% at December 31, 1998.

      - A joint venture interest in the Lakeshore/University II Joint Venture (L/U II Joint Venture). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties IV, NTS-Properties V and NTS/Ft. Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 12% at December 31, 1998. A description of the properties owned by the L/U II Joint Venture appears below:

          -   Lakeshore  Business  Center  Phase  I -  a  business  center  with
              -------------------------------------
              approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

          -   Lakeshore  Business  Center  Phase  II - a  business  center  with
              --------------------------------------
              approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

          -   Outparcel  Building Sites - approximately 6.2 acres of undeveloped
              -------------------------
              land adjacent to the Lakeshore Business Center development, which is zoned for commercial development.

The joint ventures in which the Partnership is a partner has a fee title interest in the above properties. The General Partner believes that the Partnership's properties are adequately covered by insurance.

As of December 31, 1998, the Partnership's properties were encumbered by mortgages as shown in the table below:
                                         Interest  Maturity       Balance
             Property                    Rate      Date           at 12/31/98
             --------                    ----      ----           -----------

Blankenbaker Business Center 1A ..       8.5%      11/15/05 (1)   $1,352,832 (2)
Lakeshore Business Center Phase I        8.125     08/01/08 (3)   $  614,788 (4)
Lakeshore Business Center Phase II       8.125     08/01/08 (3)   $  661,446 (4)


(1)       Current  monthly   principal   payments  are  based  upon  an  11-year
          amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(2) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31, 1998. The outstanding balance of the mortgage at December 31, 1998 was $3,511,112.

(3)       Current   monthly   principal   payments  are  based  upon  a  12-year
          amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(4) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31, 1998. The outstanding balance of the mortgage at December 31, 1998 was $4,890,913 for Phase I and $5,262,099 for Phase II.

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

As of December 31, 1998 the L/U II Joint Venture intends to use 3.8 acres of the
6.2 acres of land it owns at the Lakeshore Business Center development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from NTS-Properties V and debt financing. Construction will not begin until, in the opinion of the General partners, financing on favorable terms has been obtained. The Partnership and NTS-Properties IV, which currently have a 12% and 18% interest respectively, in the L/U II Joint Venture are not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS-Properties IV has agreed that NTS-Properties V will make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest will, as a result, decrease.

The  Partnership  had  no  material   commitments  for  renovations  or  capital
improvements at December 31, 1998.

Financial Information About Industry Segments
---------------------------------------------

The Partnership has been engaged solely in the business of developing, constructing, owning and operating commercial real estate. The Partnership may also develop apartment complexes and retail centers. A presentation of information concerning industry segments is not applicable. See Note 11 in Item 8 for information regarding the Partnerships' operating segments.

Narrative Description of Business
---------------------------------

General
-------

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

The Partnership intends to hold the Joint Venture interests until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives, or it appears that such objectives will not be met. In deciding whether to sell a Joint Venture interest, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. As of December 31, 1998, the L/U II Joint Venture has a contract for the sale of approximately 2.4 acres of land it owns at the Lakeshore Business Center development. See below for the details of this contract. As of December 31, 1998 the L/U II Joint Venture intends to use the remaining 3.8 acres of the land to construct Lakeshore Business Center Phase III. See below for details. See below for information regarding the sale of University Business Center Phase II.

Blankenbaker Business Center 1A
-------------------------------

Sykes Health Plan Services Bureau, Inc. (formerly known as Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which excludes the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all space leased as of December 31, 1998 was $7.48. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. Sykes Health Plan Services Bureau, Inc. is a professional service-oriented organization which deals in insurance claim processing. The occupancy level at the business center as of December 31, 1998, 1997, 1996, 1995 and 1994 was 100%. See Item 7 for average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

The following table contains approximate data concerning the lease in effect on December 31, 1998:
                                                   Current Base
                                     Sq. Ft. and   Annual Rental
                                     % of Net      and % of Gross
                         Year of     Rentable      Base Annual      Renewal
       Name              Expiration  Area(1)       Rental           Options
       ----              ----------  -------       ------           -------
Sykes Health Plan
 Services Bureau, Inc.   2005        48,463 (100%) $752,787 (100%)   None

(1) Rentable area includes only ground floor square feet.

Subsequent to December 31, 1998, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 42% of the Partnership's rent revenues during 1998. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

Lakeshore Business Center Phase I
---------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $9.78 to $12.25 per square foot for first floor office space, $6.18 to $10.65 per square foot for first floor service space and $9.00 to $12.25 per square foot for second floor office space. The average base annual rental for all space leased as of December 31, 1998 was $10.85. Space is ordinarily leased for between three and five years with the majority of current square footage being leased for a term of five years. Current leases expire between 1999 and 2004. Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1998, there were 32 tenants leasing office space (first and second floor) and service space aggregating approximately 88,155 square feet of rentable area. The tenants who occupy Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include telemarketing services and management offices for two cellular communications chains and a soft drink company. There are no tenants that lease more than 10% of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 85% (1998), 96% (1997), 92% (1996 and
1995) and 80% (1994). See Item 7 for average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

The following table contains approximate data concerning the leases in effect on December 31, 1998:

                                                 Current Base
                                 Sq. Ft. and     Annual Rental
                                 % of Net        and % of Gross
                     Year of     Rentable        Base Annual         Renewal
No. Of Tenants       Expiration  Area            Rental              Options
--------------       ----------  ----            ------              -------
Major tenants (1):
 None

Other tenants:
     10              1999       36,305 (35.1%)   $369,636 (38.6%)   2 Three-Year
     11              2000       26,453 (25.6%)   $280,764 (29.5%)   2 Three-Year
      5              2001        9,037  (8.8%)   $105,209 (11.0%)   2 Three-Year
      4              2002        8,305  (8.0%)   $92,592   (9.8%)   2 Three-Year
      1              2003        1,728  (1.7%)   $21,168   (2.2%)      None
      1              2004        6,327  (6.1%)   $87,234   (9.1%)      None

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

Lakeshore Business Center Phase II
----------------------------------

Base annual rents, which exclude the cost of utilities, currently range from $10.00 to $12.39 per square foot for first floor office space and $9.80 to $14.95 per square foot for second floor office space. The average base rental for all space leased as of December 31, 1998 was $11.21. Space is ordinarily leased for between three and five years with the majority of current square footage being leased for a term of three years. Current leases expire between 1999 and 2003. Five leases provide for renewal options at rates which are based upon increases in the consumer price index and/or are negotiated between lessor and lessee. All leases provide for tenants to contribute toward the payment of common area expenses, insurance and real estate taxes. As of December 31, 1998, there were 17 tenants leasing office space (first and second floor) and service space aggregating approximately 75,458 square feet of rentable area (1). The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. Two tenants individually lease more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 79% (1998), 100% (1997), 89% (1996), 72% (1995)
and 78% (1994). See Item 7 for average occupancy levels for the periods ending December 31, 1998, 1997 and 1996.

The following table contains approximate data concerning the leases in effect on December 31, 1998:
                                                     Current Base
                                   Sq. Ft. and     Annual Rental
                                   % of Net        and % of Gross
                      Year of      Rentable        Base Annual      Renewal
No. of tenants        Expiration   Area(1)         Rental           Options
--------------        ----------   -------         ------           -------

Major tenants (2):
    1                 1999         10,580 (10.9%)  $127,176 (14.8%) 1 Three-Year
    1                 2002         14,665 (15.1%)  $166,212 (19.3%) 1 Five-Year

Other Tenants:
    5                 1999         16,241 (16.7%)  $184,098 (21.4%) 1 Three-Year
    4                 2000         11,124 (11.5%)  $125,642 (14.6%)    None
    3                 2001          9,985 (10.3%)  $106,788 (12.4%) 1 Five-Year
    2                 2002          8,675  (8.9%)  $101,384 (11.8%)    (3)
    1                 2003          4,188  (4.3%)  $ 48,156  (5.6%)    None

(1) Excludes approximately 1,218 square feet which is occupied by the business center's property management and leasing staff.

(2) Major tenants are those that individually occupy 10 percent or more of these rentable square footage.

(3)   1 Three-Year and 1 Five-Year.

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                             Federal     Realty     Annual
                                             Tax Basis   Tax Rate   Realty Taxes
                                             ---------   --------   ------------
Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV and NTS-Properties
------------------------------------
VII, Ltd.
----------

Blankenbaker Business Center 1A            $ 7,356,545   $ .90910   $ 56,480

Properties Owned through
------------------------
Lakeshore/University II Joint
-----------------------------
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center Phase I           10,260,812    .026214    126,826

Lakeshore Business Center Phase II          12,227,459    .026214    144,702

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

----------------------------------------

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

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. The lease expanded Prudential's leased space by approximately 15,000 square feet and extended its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential occupied 100% of the business center. The Partnership was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for the project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. The Partnership agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the Joint Venture were calculated with the admission of NTS-Properties IV. No future contributions are anticipated as of December 31, 1998.

In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional capital

----------------------------------------

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 39% at December 31, 1998.

Lakeshore/University II Joint Venture - On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (property sold during 1998 - see below for details regarding the transaction) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

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

----------------------------------------

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

     (c) the  vote  or  consent  of  each  of  the  Partners  to  dissolve   the
         Partnership; or

     (d) December 31, 2030.

Each of the properties was contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 12% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

         Loan Balance
         at 12/31/98                        Encumbered Property
         -----------                        -------------------

         $5,262,099                    Lakeshore Business Center Phase II
         $4,890,913                    Lakeshore Business Center Phase I

The loans are recorded as liabilities of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1998 is $1,276,234 ($661,446, and $614,788). The mortgages bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns a 12% interest. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalties). NTS-Properties Plus, Ltd. reflects again of approximately $2,080,000 associated with this sale in the fourth quarter of 1998. Net cash proceeds received by the Partnership from the L/U II Joint Venture as a result of a cash distribution of the proceeds from the sale was approximately $308,000. NTS-Properties Plus, Ltd. used a portion of the cash distribution to make a $240,000 payment on the $350,000 loan obtained in January 1998. A portion of the distribution was also used to repay approximately $27,000 owed to NTS Development Company, an affiliate of the General Partner for operating expenses.

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

----------------------------------------

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

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 12% at December 31, 1998.

Competition
-----------
The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1998, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------
NTS Development Company, an affiliate of NTS-Properties Plus Associates, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Plus Associates. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received $52,271 for the year ended December 31, 1998. The fee is equal to 6% of gross revenues from the Partnership's properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1998, the Management Agreement is still in effect.

Working Capital Practices
-------------------------
Information about the Partnership's working capital practices is included in Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations
-------------------

The Partnership does not consider its operations to be seasonal to any material degree.

Conflict of Interest
--------------------

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arm's length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by the Partnership for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future, in addition to those existing properties which may compete directly or indirectly. NTS Development Company, the Property Manager and an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60 days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services. (See Item 8 and 9 for further discussion of related party transactions).

Governmental Contracts and Regulations
--------------------------------------

No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.

Item 3. Legal Proceedings
        -----------------

None.


Item 4. Submission of Matters to Vote of Security Holders
        -------------------------------------------------

None.

                                     PART II

Item 5.Market for Registrant's Limited Partnership Interests and Related Partner
       -------------------------------------------------------------------------
       Matters
       -------

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 1,054 limited partners as of March 1, 1999. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1998 financial statements.

No distributions were paid during 1998, 1997 or 1996. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 1998, 1997 or 1996, the table which presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis has been omitted.



Item 6.  Selected Financial Data
         -----------------------

For the years ended December 31, 1998, 1997, 1996, 1995 and 1994.



                                 1998            1997           1996           1995           1994
                                 ----            ----           ----           ----           ----

Total revenue              $    860,034    $    827,978    $    833,162    $    955,654    $  2,722,728

Gain on sale of               2,083,049            --              --              --              --
 property

Total expenses                 (808,138)       (905,412)       (978,219)     (1,341,884)     (4,525,894)
                               --------        --------        --------      ----------      ----------


Income (loss) before
 extraordinary item           2,134,945         (77,434)       (145,057)       (386,230)     (1,803,166)

Extraordinary item             (108,430)           --              --              --              --
                               --------        --------        --------      ----------      ----------


Net income (loss)          $  2,026,515    $    (77,434)   $   (145,057)   $   (386,230)   $ (1,803,166)
                            ============    ============    ============    ============    ============
Net income (loss)
 allocated to:
  General Partner          $     20,265    $       (744)   $     (1,451)   $     (3,862)   $    (18,032)
  Limited partners         $  2,006,250    $    (76,660)   $   (143,606)   $   (382,368)   $ (1,785,134)

Net income (loss) per
 limited partnership       $       3.04    $      (0.12)   $      (0.21)   $      (0.56)   $      (2.60)
 unit

Weighted average number
 of limited partnership
 units                          660,429         666,248         685,634         685,647         685,647

Cumulative net loss
 allocated to:
  General Partner          $   (102,673)   $   (122,938)   $   (122,164)   $   (120,713)   $   (116,851)
  Limited partners         $(10,164,657)   $(12,170,907)   $(12,094,247)   $(11,950,641)   $(11,568,273)
Cumulative taxable loss
 allocated to:
  General Partner          $    (17,861)   $    (42,692)   $    (42,315)   $    (51,054)   $    (48,829)
  Limited partners         $ (3,904,694)   $ (6,283,963)   $ (6,241,493)   $ (6,244,619)   $ (6,088,037)
Cumulative distributions
 declared:
  General Partner          $     20,592    $     20,592    $     20,592    $     20,592    $     20,592
  Limited partners         $  2,038,520    $  2,038,520    $  2,038,520    $  2,038,520    $  2,038,520

At year end:
Land, buildings and
 amenities                 $  2,038,520    $    966,049    $  1,121,097    $  1,254,828    $ 14,902,218

Total assets               $  2,296,893    $  1,370,774    $  1,571,288    $  1,720,292    $ 17,507,720

Mortgages and notes
 payable                   $  2,739,066    $  3,528,058    $  3,770,347    $  3,871,374    $ 18,612,183


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

   (1) See Item 8 Note 10 for details of the sale of University Business Center Phase II to Silver City Properties, Ltd. on October 6, 1998.

   (2) Increase of approximately $977,000 is primarily due to negative book basis in University Business Center Phase II retired on the fourth quarter of 1998 as a result of the sale of the property to Silver City Properties, Ltd.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the financial statements in Item 8 and the cautionary statements below.

The occupancy levels at the Partnership properties as of December 31 were as follows:

                                          Percentage
                                          Ownership
                                          at
                                          12/31/98     1998(1)    1997     1996
                                          --------     -------    ----     ----
Property owned in Joint Venture with
--------------------------------------
NTS-Properties IV and NTS-Properties
--------------------------------------
VII, Ltd.
---------

Blankenbaker Business Center 1A             39%         100%      100%      100%

Properties owned through Lakeshore/
-----------------------------------
University II Joint Venture (L/U II
------------------------------------
Joint Venture)
--------------

Lakeshore Business Center Phase I (2)(3)    12%          85%       96%       92%
Lakeshore Business Center Phase II (2)(4)   12%          79%      100%       89%
University Business Center Phase II        N/A(5)       N/A(5)     99%       99%


(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) Subsequent to December 31, 1998, two new five-year leases totaling 6,880 square feet were signed at Lakeshore Business Center Phase I. Both tenants are expected to take occupancy during the first quarter of 1999.With these new leases, the business center's occupancy should improve to 89%.

(4) As of December 31, 1998, Lakeshore Business Center Phase II has an additional 5,668 square feet leased to two new tenants. Both tenants took occupancy during the first quarter of 1999 and the business center's occupancy has increased to 85%.

(5) On October 6, 1998, University Business Center Phase II was sold. See below for the details of this transaction.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations - continued
         -------------------------

Average occupancy levels at the Partnership properties as of December 31 were as follows:
                                         Percentage
                                         Ownership
                                         at
                                         12/31/98      1998     1997     1996
                                         --------      ----     ----     ----


Property owned in Joint Venture with
--------------------------------------
NTS-Properties IV and NTS-Properties
--------------------------------------
VII, Ltd.
---------

Blankenbaker Business Center 1A            39%         100%     100%     100%

Properties owned through Lakeshore/
-----------------------------------
University II Joint Venture
---------------------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I          12%       88%(1)      96%      97%
Lakeshore Business Center Phase II         12%       91%(1)      94%      80%
University Business Center Phase II       N/A(2)     91%(3)      99%      99%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) On October 6, 1998, University Business Center Phase II was sold. See below for details of this transaction.

(3)    Represents average occupancy through October 6, 1998.

Rental and Other Income
-----------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                      Percentage
                                      Ownership at
                                      12/31/98     1998      1997      1996
                                      --------     ----      ----      ----


Property owned in Joint
------------------------
Venture with NTS-Properties
----------------------------
IV and NTS-Properties VII,
---------------------------
Ltd.
----

Blankenbaker Business Center 1A         39%      $364,750   $366,251  $366,073

Properties owned through
------------------------
Lakeshore/University II
------------------------
Joint Venture
-------------
(L/U II Joint Venture)
----------------------

Lakeshore Business Center Phase I       12%      $187,827   $178,745  $167,160

Lakeshore Business Center Phase II      12%      $205,984   $177,396  $146,021

University Business Center Phase II     12%      $ 98,039(1)$104,600  $152,052

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) On October 6, 1998, University Business Center Phase II was sold. See below for the details of this transaction. Revenues shown here represent 1998 income through the date of disposition.

-----------------------------------

The following is an analysis of material changes in results of operations for the periods ending December 31, 1998, 1997 and 1996. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental and other income increased approximately $28,000 or 3% in 1998. The increase was primarily a result of increased common area maintenance income and increased lease buyout income at Lakeshore Business Center Phase I and II in 1998 compared to 1997. These increases are partially offset by decreased average occupancy at Lakeshore Business Center Phases I and II and decreased rental income at University Business Center Phase II as a result of the sale of the property in October 1998 (see below for a further discussion of the sale).

Year ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are representative of the entire year's results.

The gain on sale of assets is the result of selling University Business Center Phase II. On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owns a 12% interest. Portions of the proceeds from this sale were immediately used to pay outstanding debt of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalties). Net cash proceeds received by the Partnership from the L/U II Joint Venture as a result of a cash distribution of the proceeds from sale was approximately $308,000. NTS Properties Plus, Ltd. Used a portion of the cash distribution to repay $240,000 of the $350,000 loan obtained by the Partnership in January 1998. A portion of the distribution was also used to repay approximately $27,000 owed to NTS Development Company, an affiliate of the General Partner for operating expenses (See Note 5 Related Party Transactions).

Operating expenses decreased approximately $23,000 or 16% in 1998 due primarily to decreased exterior building renovations at Blankenbaker Business Center 1A and due to the fact that University Business Center Phase II was sold October 1998.

Operating expenses increased approximately $25,000 or 20% in 1997 as a result of increased exterior building renovations at Blankenbaker Business Center 1A.

Operating expenses - affiliated increased approximately $5,700 or 10% in 1998 and approximately $7,800 or 16% in 1997 as a result of increased property management payroll costs. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense decreased approximately $10,000 or 3% in 1998 as a result of the reduction in debt from the sale of University Business Center Phase II (see discussion above) and from regular principal payments. This decrease is partially offset by interest incurred on the $350,000 note payable the Partnership obtained January 1998. The note bears interest at 8.5%.

Interest expense decreased approximately $46,000 or 13% in 1997 primarily as a result of a lower interest rate on the permanent financing the L/U II Joint Venture obtained in July 1996 (8.125% compared to 10.6% on the previous debt). The decrease is also due to continued principal payments on the L/U II Joint Venture's and Blankenbaker Business Center 1A's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes decreased approximately $9,000 or 11% in 1998 as a result of decreased property tax assessments for Lakeshore Business Center Phases I and II and the sale of University Business Center Phase II in October 1998 (see discussion above).

-----------------------------------

Professional and administrative expenses decreased approximately $4,000 or 8% in 1998 as a result of decreased outside accounting fees. Professional and administrative expenses increased approximately $4,000 or 9% in 1997 primarily as a result of increased outside accounting fees. Professional and administrative expenses - affiliated decreased approximately $5,500 or 11% in 1998 and approximately $53,000 or 51% in 1997 primarily as a result of decreased finance salary costs. Professional and administrative expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased approximately $51,000 or 32%. The decrease is the result of a portion of the original assets at Blankenbaker Business Center 1A becoming fully depreciated and the result of the sale of University Business Center Phase II in October 1998 (see discussion above). Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $5,809,884.

The 1998 extraordinary item - early extinguishment of debt relates to the sale of University Business Phase II (see discussion above). A portion of the proceeds from the sale was used to retire the $5,128,872 mortgage payable prior to its maturity (August 2008). As a result of the prepayment, a $763,995 penalty, of which the Partnership's proportionate share was $96,034, was required by the insurance company who held the mortgage. Unamortized loan costs connected with this loan were also expensed due to the fact that the mortgage was repaid prior to its maturity.

The 1996 extraordinary item-early extinguishment of debt relates to loan costs associated with the L/U II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were repaid in 1996 prior to their maturity (January 31, 1998).

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow in 1998 was derived from investing activities primarily as a result of proceeds received from the sale of University Business Center Phase II (see discussion above for details of this transaction). The majority of the Partnership's cash flow in 1997 and 1996 was derived from operating activities. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wall covering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and repurchases of limited partnership Units. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I and II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. NTS Development Company (the Company) has agreed to defer amounts owed to it by the Partnership as of December 31, 1999 through the period ending January 1, 2000. In addition, the Company will provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they come due during the period ending January 1, 2000. Management of the Company believes the Company has the financial resources to fulfill that commitment. There can be no assurances this level of support from the Company will continue past January 1, 2000.

-----------------------------------------------------------

Cash flows provided by (used in):

                                1998             1997                1996

Operating activities       $  (131,422)       $ 282,404           $ 184,907
Investing activities         1,035,142          (30,868)            (28,021)
Financing activities          (890,026)        (254,540)           (150,211)
                            -----------        ---------           ---------
Net increase (decrease)
 in cash and
 equivalents               $    13,694        $  (3,004)          $   6,675
                            ===========        =========           =========


Net cash provided by operating activities decreased approximately $413,000 in 1998. This decrease was driven by an overall decrease in net working capital assets and liabilities (excluding cash) primarily due to decreased accounts payable.

Net cash provided by operating activities increased approximately $97,000 or 53% in 1997. The increase in net cash provided by operating activities was driven by a decrease in net loss and an increase in accounts payable.

Net cash provided by investing activities in 1998 totaled $1,035,142. This increase is primarily a result of the Partnership's proportionate share of proceeds received from the sale of University Business Center Phase II in the fourth quarter of 1998.

Net cash used in financing activities totaled $890,026, $254,540 and $150,211 in 1998, 1997 and 1996, respectively. The increase in net cash used in financing activities in 1998 was the result of increased net payments on mortgages and payment of the prepayment penalty on University Business Center II debt. The increase in net cash used in financing activities in 1997 was the result of increased net payments on mortgages partially offset by decreased loan costs paid in 1997.

The Partnership has not made a cash distribution since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of December 31) were $53,634, $39,940 and $42,944 at December 31, 1998, 1997 and 1996, respectively.

Due to the fact that no distributions were made during 1998, 1997 or 1996, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wall covering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

The  Partnership  has  no  material   commitments  for  renovations  or  capital
improvements as of December 31, 1998.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership

-----------------------------------------------------------

funded $5,000, $0 and $15,572, respectively, to the reserve. On February 17, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through December 31, 1998, the Partnership has repurchased 27,245 Units for $20,572 at a price ranging from $0.70 to $1.00 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

On January 15, 1999, the Partnership elected to fund an additional $10,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase 10,000 Units at a price of $1.00 per Unit.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at December 31, 1998 in the asset held for sale is $96,949. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land.

As of December 31, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the original contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The contract requires that the purchaser proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. As of March 24, 1999, the re-zoning has not been granted and per the contract, the purchaser has elected to postpone the closing for a period of 30 days. At its option, the purchaser may postpone the Closing Date four times for a period of 30 days each by delivering written notice and paying to the L/U II Joint Venture $10,000 for each 30-day postponement period. $5,000 of each payment will be applied toward the purchase price. The Partnership has a 12% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

As of December 31, 1998 the L/U II Joint  Venture  intends to use the  remaining
3.8 acres of the land it owns at the Lakeshore Business Center development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from NTS-Properties V and debt financing. Construction will not begin until, in the opinion of the General partners, financing on favorable terms has been obtained. The Partnership and NTS-Properties IV, which currently have a 12% and 18% interest respectively, in the L/U II Joint Venture are not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS-Properties IV has agreed that NTS-Properties V will make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest will, as a result, decrease.

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

Year 2000
---------

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

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

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $8,000 over 1998 and 1999. Costs incurred through December 31, 1998 are approximately $1,500. These costs primarily include hardware and software.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

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

Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At December 31, 1998, a hypothetical 100 basis point increase in interest rates would result in an approximately $100,000 decrease in the fair value of debt.

Cautionary Statements
---------------------

Some of the statements  included in Items 1 and 2, Business and Properties,  and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Subsequent to December 31, 1998, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 42% of the Partnership's rent revenues during 1998. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To NTS-Properties Plus Ltd:

We have audited the accompanying balance sheets of NTS-Properties Plus Ltd. (a Florida limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties Plus Ltd. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 41 through 43 are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 12, 1999


                            NTS-PROPERTIES PLUS LTD.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997


                                                                                1998                1997
                                                                                ----                ----
ASSETS
Cash and equivalents                                                      $     53,634        $     39,940
Cash and equivalents - restricted                                               24,258              19,228
Accounts receivable                                                             14,857              11,531
Land, buildings and amenities, net                                           1,943,150             996,049
Asset held for sale and development                                             96,949              96,949
Deferred leasing commissions                                                   105,802             129,946
Other assets                                                                    58,243              77,131
                                                                          ------------         -----------
                                                                         $   2,296,893        $  1,370,774
                                                                          ============         ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable                                                $  2,739,066        $  3,528,058
Accounts payable                                                                74,664             390,774
Security deposits                                                               15,231              13,536
Other liabilities                                                               35,406              27,395
                                                                          ------------         -----------

                                                                             2,864,367           3,959,763

Commitments and Contingencies


Partners' equity                                                             (567,474)          (2,588,989)
                                                                          ------------         -----------

                                                                         $  2,296,893         $  1,370,774
                                                                          ============         ===========



The accompanying notes to financial statements are an integral part of these statements.



                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                            1998            1997            1996
                                                                            ----            ----            ----
Revenues:
 Rental income                                                          $   854,180    $   826,343    $   830,387
 Gain on Sale of Assets                                                   2,083,049             --             --
 Interest and other income                                                    5,854          1,635          2,775
                                                                         ----------     ----------    -----------

                                                                          2,943,083        827,978        833,162
Expenses:
 Operating expenses                                                         124,500        147,540        122,537
 Operating expenses - affiliated                                             62,881         57,172         49,384
 Amortization of capitalized leasing
  costs                                                                       2,247          2,485          2,233
 Interest expense                                                           293,936        303,763        349,657
 Management fees                                                             52,271         52,430         53,080
 Real estate taxes                                                           73,515         82,504         81,523
 Professional and administrative
  expenses                                                                   45,201         49,139         44,936
 Professional and administrative
  expenses - affiliated                                                      46,041         51,513        104,103
 Depreciation and amortization                                              107,546        158,866        161,684
                                                                         ----------     ----------    -----------

                                                                            808,138        905,412        969,137
                                                                         ----------     ----------    -----------

Income (loss) before extraordinary item                                   2,134,945        (77,434)      (135,975)
 Extraordinary item - early
  extinguishment of debt                                                   (108,430)            --         (9,082)
                                                                         ----------     ----------    -----------

 Net income (loss)                                                      $ 2,026,515    $   (77,434)   $  (145,057)
                                                                         ===========    ===========   ============


Net income (loss) allocated to the
 limited partners:
 Income (loss) before extraordinary item                                $ 2,113,596    $   (76,660)   $  (134,615)
 Extraordinary item                                                        (107,346)            --         (8,991)
                                                                         ----------     ----------    -----------

 Net income (loss)                                                      $ 2,006,250    $   (76,660)   $  (143,606)
                                                                        ===========    ===========    ============


Net income (loss) per limited partnership
  Unit:
  Income (loss) before extraordinary item                               $      3.20    $     (0.12)   $     (0.20)
  Extraordinary item                                                           (.16)            --          (0.01)
                                                                         ----------     ----------    -----------

 Net income (loss)                                                      $      3.04    $     (0.12)   $     (0.21)
                                                                        ===========    ===========    ===========

Weighted average number of limited
 partnership Unit                                                           660,429        666,248        685,634
                                                                        ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES PLUS LTD.

                       STATEMENTS OF PARTNERS' EQUITY (1)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           Limited         General
                                                           Partners        Partners        Total
                                                           --------        --------        -----

Balances at December 31, 1995                            $(2,209,721)   $  (141,205)   $(2,350,926)

 Net loss                                                   (143,606)        (1,451)      (145,057)

 Repurchase of limited
  Partnership Units                                           (3,321)            --         (3,321)
                                                          -----------    ----------    -----------

Balances at December 31, 1996                             (2,356,648)      (142,656)    (2,499,304)
 Net loss                                                    (76,660)          (774)       (77,434)

 Repurchase of limited
  Partnership Units                                          (12,251)            --        (12,251)
                                                          -----------    ----------    -----------

Balances at December 31, 1997                             (2,445,559)      (143,430)    (2,588,989)

 Net income                                                2,006,250         20,265      2,026,515

 Repurchase of limited
  Partnership Units                                           (5,000)            --         (5,000)
                                                          -----------    ----------    -----------
Balances at December 31, 1998                            $  (444,309)   $  (123,165)   $  (567,474)
                                                          ===========    ==========    ===========


The accompanying notes to financial statements are an integral part of these statements.

(1) For the periods presented there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards, Standards Statement NO. 130, Reporting Comprehensive Income.


                            NTS-PROPERTIES PLUS LTD.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                      1998             1997            1996
                                                                                      ----             ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $ 2,026,515    $   (77,434)   $  (145,057)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
Gain on sale of assets (1)                                                          (2,083,049)            --             --
Extraordinary item - early extinguishment of
 debt                                                                                  108,430             --          9,082
  Amortization of capitalized leasing costs                                              2,247          2,485          2,233
  Depreciation and amortization                                                        107,546        158,866        161,684
  Changes in assets and liabilities:
   Cash and equivalents - restricted                                                    (5,030)         5,312         (8,827)
   Accounts receivable                                                                  (3,326)        38,877         54,714
   Deferred leasing commissions                                                         24,144         23,434         12,691
   Other assets                                                                         (2,493)        (4,702)       (12,165)
   Accounts payable                                                                   (316,109)       122,086        103,418
   Security deposits                                                                     1,695          1,506             --
   Other liabilities                                                                     8,008         11,974          7,134
                                                                                   -----------    -----------    -----------
  Net cash (used in) provided by operating
   activities                                                                        (131,422)       282,404        184,907
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets before payment
 of debt                                                                             1,054,473             --             --
Additions to land, building and amenities                                              (29,800)       (30,868)       (29,746)
Decrease in cash and equivalents - restricted                                               --             --          1,725
Other                                                                                   10,469             --             --
                                                                                   -----------    -----------    -----------
  Net cash provided by (used in) investing
   activities                                                                        1,035,142        (30,868)       (28,021)
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages and note payable                                                 350,000             --      2,187,180
Principal payments on mortgages and notes
 payable                                                                            (1,138,992)      (242,289)    (2,288,207)
Early principal payment penalty                                                        (96,034)            --             --
Additions to loan costs                                                                     --             --        (45,863)
Repurchase of limited partnership Units                                                 (5,000)       (12,251)        (3,321)
                                                                                   -----------    -----------    -----------

  Net cash used in financing activities                                               (890,026)      (254,540)      (150,211)
                                                                                   -----------    -----------    -----------

  Net increase (decrease) in cash and
   equivalents                                                                          13,694         (3,004)         6,675

CASH AND EQUIVALENTS, beginning of year                                                 39,940         42,944         36,269
                                                                                   -----------    -----------    -----------

CASH AND EQUIVALENTS, end of year                                                  $    53,634    $    39,940    $    42,944
                                                                                   ===========    ===========    ===========

Interest paid on a cash basis                                                      $   299,685    $   304,930    $   355,047
                                                                                   ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.
(1)  Gain is the result of the sale of  University  Business  Center
     Phase II to Silver City Properties, Ltd. (See Item 8 Note 10 for details of this transaction).

                            NTS-PROPERTIES PLUS LTD.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.     Significant Accounting Policies
--     -------------------------------

       A)   Organization
       --   ------------

           NTS-Properties   Plus  Ltd.  (the   "Partnership")  is  a  limited
           partnership organized under the laws of the State of Florida on April 30, 1987. The General Partner is NTS-Properties Plus Associates (a Kentucky limited partnership). The Partnership is in the business of developing, constructing, owning and operating commercial real estate.

       B)   Properties
       --   ----------

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

       C)   Allocation of Net Income (Loss) and Cash Distributions
       --   ------------------------------------------------------

           Pre-Termination Date Net Cash Receipts and Interim Net Cash Receipts, as defined in the partnership agreement and which are made available for distribution, will be distributed 99% to the limited partners and 1% to the General Partner.

           Net operating income shall be allocated to the limited partners and the General Partner in proportion to their respective cash distributions. Net operating income in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the
           General Partner until the limited partners have received cash distributions from all sources equal to their original capital; (3) the balance, 90% to the limited partners and 10% to the General Partner. Net operating losses shall be allocated 99% to the limited partners and 1% to the General Partner.

--     -------------------------------------------

       D)   Tax Status
       --   ----------

           The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

           A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                              1998             1997            1996
                              ----             ----            ----

Net loss                   $ 2,026,515    $   (77,434)   $  (145,057)
Items handled
 differently for tax
 purposes:
  Gain on sale of assets        96,109             --             --
  Write-off of
   unamortized tenant
   finish improvements          (3,301)        (4,606)            --
  Allowance for doubtful
   accounts                        (75)          (251)        (5,847)
  Depreciation and
   amortization                277,648        (16,778)       110,789
  Capitalized leasing
   costs                         1,088          1,284          1,283
  Rental income                  6,116         54,937         50,697
                           -----------    -----------    -----------

  Taxable income (loss)    $ 2,404,100    $   (42,848)   $    11,865
                           ===========    ===========    ===========


       E) Use of Estimates in the Preparation of Financial Statements
       -- -----------------------------------------------------------

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

       F) Joint Venture Accounting
       -- -------------------------

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

          Proportionate consolidation is utilized by the Partnership due to thefact that the ownership of joint venture properties, in substance, is not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations do not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provides the most meaningful

--  -------------------------------------------

     -- ------------------------------------

     presentation of assets, liabilities, revenues, expenses and cash flows for the years presented given the commonality of the Partnership's operations.

     G) Cash and Equivalents - Restricted
     -- ---------------------------------

     Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes in accordance with the loan agreements.

     H) Basis of Property and Depreciation
     -- ----------------------------------

     Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements and 5-30 years for amenities.

     Statement of Financial Accounting Standards (SAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1998, 1997 and 1996, did not result in an impairment loss.

     I) Capitalized Leasing Costs
     -- ------------------------

     The Partnership has capitalized certain costs associated with the initial leasing of the properties. These costs were amortized over a five year period.

     J) Rental Income and Deferred Leasing Commissions
     -- ----------------------------------------------

     Certain of the Partnership's lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $6,133 and $16,739 as of December 31, 1998 and 1997, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

     K) Advertising
     -- -----------

     The Partnership expenses advertising-type costs as incurred. Advertising expense was immaterial to the Partnership during the years ended December 31, 1998, 1997 and 1996.

     L) Statements of Cash Flows
     -- ------------------------

     For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

     M) Reclassification of 1996 Financial Statements
     -- ---------------------------------------------

     Certain reclassifications have been made to the December 31, 1996 financial statements to conform with December 31, 1998 classifications. These classifications have no material effect on previously reported operations.

2. Concentration of Credit Risk
-------------------------------

NTS-Properties Plus Ltd. has joint venture investments in commercial properties in Kentucky (Louisville) and Florida (Orlando and Ft. Lauderdale). Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space.

3. Interest Repurchase Reserve
------------------------------

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $5,000, $0, and $15,572, respectively, to the reserve. On February 17, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through December 31, 1998, the Partnership has repurchased 27,245 Units for $20,572 at a price ranging from $0.70 to $1.00 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

4. Investment in Joint Ventures
-------------------------------

     A) NTS University Boulevard Joint Venture
     -- --------------------------------------

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

     On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed Lakeshore/University II (L/U II) Joint Venture. For a further discussion of the L/U II Joint Venture, see Note C.

     B) Blankenbaker Business Center Joint Venture
     -- ------------------------------------------

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

--   ----------------------------------------

     -- ------------------------------------------------------

     2.49 acre parking lot that was being leased from an affiliate of the General Partner as described in NTS-Properties Plus Ltd.'s Prospectus. NTS-Properties Plus Ltd. transferred to the Joint Venture its option to purchase the parking lot, and the Joint Venture exercised its option. The use of the parking lot is a provision of the tenant's lease agreement with the business center. By purchasing the parking lot, the Joint Venture's annual operating expenses were reduced approximately $35,000. The purchase price of the parking lot was determined by an independent appraisal.

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

     Net income or loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 39% at December 31, 1998. The Partnership's share of the Joint Venture's revenues were $364,750 (1998), $366,252 (1997)and $366,073
     (1996). The Partnership's share of the joint venture's expenses were $409,532 (1998), $434,588 (1997) and $427,316 (1996).

--   ----------------------------------------


     C) Lakeshore/University II Joint Venture
     ----------------------------------------

     On January 23, 1995, a new joint venture known as the Lakeshore/University II Joint Venture (L/U II Joint Venture) was formed among the Partnership and NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I and II, University Business Center Phase II (sold October 1998 - see Note 10) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development. The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

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

     Lakeshore Business Center              NTS-Properties Plus Ltd.
     Phase II (-$1,023,535)

     Undeveloped land adjacent to the       NTS-Properties Plus Ltd.
     Lakeshore Business Center
     development (3.8 acres)(-$670,709)

     Undeveloped land adjacent to the       NTS/Fort Lauderdale, Ltd.
     Lakeshore Business Center
     development (2.4 acres) ($27,104)

     University Business Center             NTS-Properties V and NTS-
     Phase II ($953,236)                    Properties Plus Ltd.


     Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II Joint Venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, NTS-Properties IV also contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 12% at December 31, 1998. The Partnership's share of the joint ventures revenues was $639,474 (1998), $461,180 (1997) and $466,199 (1996). The Partnership's share of the joint venture's expenses was $584,635 (1998), $556,747 (1997) and $590,390
     (1996). See Note 10 below for discussion of the University II sale.

5.     Land, Buildings and Amenities
--     -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:

                                                   1998                 1997
                                                   ----                 ----

       Land and improvements                  $  1,572,603        $  1,847,061
       Buildings, improvements and
        amenities                                2,720,967 (1)       1,721,677
                                              -----------           ----------

                                                4,293,570            3,568,738

       Less accumulated depreciation            2,350,420            2,572,689
                                              -----------          -----------

                                             $  1,943,150         $    996,049
                                              ===========          ===========

     (1) Increase due primarily to retirement of negative book basis of University Business Center II at the time of the sale of the property. See Note 10 below.


6.   Asset Held for Sale and Development
---  ----------------------------------

     Asset held for sale of $96,949 at December 31, 1998 represents the Partnership's proportionate share of approximately 6.2 acres of land owned by the L/U II Joint Venture which is adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land.

     As of December 31, 1998, the L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the original contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The contract requires that the purchaser proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. As of March 31, 1999 the re-zoning has not been granted and per the contract, the purchaser has elected to postpone the closing for a period of 30 days. At its option, the purchaser may postpone the Closing Date four times for a period of 30 days each by delivering written notice and paying to the L/U II Joint Venture $10,000 for each 30-day postponement period. $5,000 of each payment will be applied toward the purchase price. The Partnership has a 12% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

     As of December 31, 1998 the L/U II Joint Venture intends to use the remaining 3.8 acres of the land it owns at the Lakeshore Business Center development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from NTS-Properties V and debt financing. Construction will not begin until, in the opinion of the General partners, financing on favorable terms has been obtained. The Partnership and NTS-Properties IV, which currently have a 12% and 18% interest respectively, in the L/U II Joint Venture are not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS-Properties IV has agreed that NTS-Properties V will make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Ventre interest will, as a result, decrease.

7.  Mortgages Payable
--  -----------------

     Mortgages payable as of December 31 consist of the following:


     Mortgage  payable to an  insurance  company,
     bearing  interest at a fixed  rate of 8.5%,
     due  November  15,  2005,  secured by land and
     building                                         $ 1,352,832    $ 1,492,702

     Mortgage  payable to an  insurance  company,
     bearing  interest at a fixed  rate of  8.125%,
     due  August 1,  2008,  secured  by land and
     building                                             661,446        704,771

     Mortgage  payable to an  insurance  company,
     bearing  interest at a fixed  rate of  8.125%,
     due  August 1,  2008,  secured  by land and
     building                                             614,788        655,057

     Note  payable to a bank,  bearing  interest
     at a fixed rate of 8.5%, due  January  29,  2000,
     collateral   provided  by  NTS  Financial
     Partnership, an affiliate of NTS Development
     Company                                              110,000          --

     Mortgage  payable to an  insurance  company,
     bearing  interest at a fixed  rate of  8.125%,
     due  August 1,  2008,  secured  by land and
     building                                               --           675,528

                                                      -----------    -----------
                                                      $ 2,739,066    $ 3,528,058
                                                      ===========    ===========


Scheduled maturities of debt are as follows:

For the Years Ended December 31,                           Amount
--------------------------------                          -------

          1999                                        $   240,774
          2000                                            371,689
          2001                                            284,423
          2002                                            309,132
          2003                                            335,989
          Thereafter                                    1,197,059
                                                      -----------

                                                      $ 2,739,066
                                                      ===========

Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $2,800,000.

The 1998 extraordinary item - early extinguishment of debt relates to the sale of University Business Phase II (see discussion above). A portion of the proceeds from the sale was used to retire the $5,128,872 mortgage payable prior to its maturity (August 2008). As a result of the prepayment, a $763,995 penalty, of which the Partnership's proportionate share was $96,034, was required by the insurance company who held the mortgage. Unamortized loan costs connected with this loan were also expensed due to the fact that the mortgage was repaid prior to its maturity.

The 1996 extraordinary item-early extinguishment of debt relates to loan costs associated with the L/U II Joint Venture's notes payable. The unamortized loan costs were expensed due to the fact that the notes were repaid in 1996 prior to their maturity (January 31, 1998).

8. Rental Income Under Operating Leases
-- ------------------------------------

The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 1998:

For the Years Ended December 31,                        Amount

          1999                                       $  480,465
          2000                                          420,131
          2001                                          371,851
          2002                                          333,927
          2003                                          306,462
          Thereafter                                    475,945
                                                    -----------

                                                    $ 2,388,781
                                                    ===========

9. Related Party Transactions
-- --------------------------

Property  management fees of $ 52,271 (1998),  $52,430 (1997) and $53,080 (1996)
were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $1,170 and $2,041 as a repair and maintenance fee during the years ended December 31, 1998 and 1997, respectively, and has capitalized this cost as part of land, buildings and amenities.

Aspermitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                            1998        1997       1996
                                            ----        ----       ----
Administrative                            $ 54,672   $ 59,872   $111,401
Leasing                                     18,877     18,499     19,087
Property manager                            41,161     38,105     30,190
Other                                        2,916      1,573      5,347
                                          --------   ---------   ---------
                                          $117,626   $ 118,049   $ 166,025
                                          ========   =========   =========

Accounts payable includes approximately $16,600 and $336,000 due NTS Development Company at December 31, 1998 and 1997, respectively. Subsequent to December 31, 1997, approximately $300,000 of the amount due NTS Development Company was paid from the proceeds of a loan obtained by the Partnership (balance at December 31, 1998 is $110,000). NTS Development Company has agreed to defer amounts owed to it by the Partnership as of December 31, 1998 and those amounts that will accrue during fiscal 1999 through the period ending January 1, 2000. In addition, the Company will provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they come due during the period ending January 1, 2000. Management believes the Company has the financial resources to fulfill that commitment. There can be no assurances that this level of support will continue past January 1, 2000.

10. Sale of Asset
--- -------------

On October 6, 1998 pursuant to a contract executed on September 8, 1998 the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture, of which the Partnership owns a 12% interest. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalties). NTS-Properties Plus, Ltd. reflects a gain of approximately $2,080,000 associated

-- --------------------------

with this sale in the fourth quarter of 1998. Net cash proceeds, after the paydown of the formentioned debt received by the Partnership from the L/U II Joint Venture as a result of a cash distribution of the proceeds from the sale was approximately $308,000. NTS-Properties Plus, Ltd. used a portion of the cash distribution to make a $240,000 payment on the $350,000 loan obtained in January 1998. A portion of the distribution was also used to repay approximately $27,000 owed to NTS Development Company, an affiliate of the General Partner for operating expenses.

11. Segment Reporting
--  -----------------

The Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to limited partners. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No. 131. The Partnership's chief operating decision maker is the General Partner.

The Company's reportable operating segments include only one segment and that is Commercial real estate operations.

12. Subsequent Events
--  -----------------

On January 15, 1999, the Partnership elected to fund an additional $10,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase 10,000 Units at a price of $1.00 per Unit.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------- ----------------------------------------------------------------
        Financial Disclosure
        --------------------
None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

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

The General Partners of NTS-Properties Plus Associates are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 57) is the managing General Partner of NTS-Properties Plus Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

Richard L. Good
---------------

Mr. Good (age 59), Vice Chairman of NTS Corporation and NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Richard
L. Good and Brian F. Lavin.

Brian F. Lavin
--------------

Mr. Lavin (age 45) President of NTS Corporation joined the Manager in June 1997. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Item 11.  Management Remuneration and Transactions
--------  ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross rentals to NTS Development Company or an affiliate. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specified projects. NTS
Development  Company  provides certain other services to the  Partnerships.  See
Note 9 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1998, 1997 and 1996.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1A to the financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

The General Partner is NTS-Properties Plus Associates, a Kentucky Limited Partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the General Partner and their total respective interests in NTS-Properties Plus Associates are as follows:

J. D. Nichols
10172 Linn Station Road                                                30.10%
Louisville, Kentucky 40223

NTS Capital Corporation
10172 Linn Station Road                                                 9.95%
Louisville, Kentucky 40223

Richard L. Good                                                        10.00%
10172 Linn Station Road
Louisville, Kentucky  40223

The remaining 49.95% interests are owned by various limited partners of NTS-Properties Plus Associates.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

Property  management fees of $52,271  (1998),  $52,430 (1997) and $53,080 (1996)
were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $1,170 and $2,041 as a repair and maintenance fee during the years ended December 31, 1998 and 1997, respectively, and has capitalized this cost as part of land, buildings and amenities.

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities. These charges were as follows:

                                            1998      1997        1996
                                            ----      ----        ----

Administrative                           $ 54,672   $ 59,872   $111,401
Leasing                                    18,877     18,499     19,087
Property manager                           41,161     38,105     30,190
Other                                       2,916      1,573      5,347
                                         --------   --------   --------

                                         $117,626   $118,049   $166,025
                                         ========   ========   ========

Accounts payable includes approximately $16,600 and $336,000 due NTS Development at December 31, 1998 and 1997, respectively. Subsequent to December 31, 1997, approximately $300,000 of the amount due NTS Development Company was paid from the proceeds of a loan obtained by the Partnership (balance at December 31, 1998 is $110,000). NTS Development Company (the Company) has agreed to defer amounts owed to it by the Partnership as of December 31, 1998 and those amounts that will accrue during fiscal 1999 through the period ending January 1, 2000. In addition, the Company will provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they come due during the period ending January 1, 2000. Management of the Company believes the Company has the financial resources to fulfill that commitment. There can be no assurances that this level of support will continue past January 1, 2000.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

1.      Financial statements

        The financial statements for the years ended December 31, 1998, 1997 and 1996, together with the report of Arthur Andersen LLC dated March 12, 1999 appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2.      Financial statement schedules

        Schedules                                                  Page No.
        ---------                                                  --------

        III - Real Estate and Accumulated Depreciation             41 - 43

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

4.      Reports on Form 8-K

        Form 8-K was filed October 5, 1998 to report in Item 5 that the recently announced contract for the sale of the University Business Center may be in jeopardy.

        Form 8-K was filed October 9, 1998 to report in Item 2 that the Lakeshore/University II Joint Venture had sold University Business Center Phase II.

        Form 8-K/A was filed December 8, 1998 to amend under Item 7 the Form 8-K that was filed October 9, 1998. The filing included the September 30, 1998 Proforma Balance Sheet and Statements of Operations for the nine months ended September 30, 1998 and for the year ended December 31, 1997.

        Form 8-K/A was filed December 18, 1998 to amend the financial statements that were filed December 8, 1998.


                            NTS-PROPERTIES PLUS LTD.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1998



                                                                    Lakeshore
                                                                    Business         Blankenbaker
                                                                     Center            Business
                                                                    Phase II          Center 1A
                                                                    --------          ---------

Encumbrances                                                          (A)                (A)

Initial cost to partnership:
  Land                                                          $  3,690,531       $  1,613,251
  Buildings and improvements                                       7,066,267          4,414,277

Cost capitalized subsequent to acquisition:
  Improvements                                                     1,251,721            765,596
  Other                                                          (10,704,480)(B)     (4,970,766)(C)

Gross amount at which carried December 31, 1998:
  Land                                                          $    373,900       $    861,243
  Buildings and improvements                                         930,139            961,115
                                                                ------------       ------------

  Total                                                         $  1,304,039       $  1,822,358
                                                                ============       ============

Accumulated depreciation                                        $    589,094       $  1,111,779
                                                                ============       ============

Date of construction                                                 N/A                N/A

Date Acquired                                                       10/90              12/89

Life at which depreciation in
 latest income statement is
 computed                                                            (D)                (D)


(A) First mortgage held by an insurance company.
(B) Represents NTS-Properties Plus Ltd.'s decreased interest in Lakeshore Business Center Phase II as a result of NTS-Properties Plus Ltd.'s contribution of its interest in this property to the Lakeshore/University II Joint Venture in 1995.
(C) Represents NTS-Properties Plus Ltd.'s decreased interest in Blankenbaker Business Center 1A as a result of NTS-Properties Plus Ltd.'s contribution of Blankenbaker Business Center 1A to the Blankenbaker Business Center Joint Venture in 1990 and as a result of capital contributions made by NTS-Properties VII, Ltd. and NTS-Properties IV to the Blankenbaker Business Center Joint Venture in 1994.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.


                            NTS-PROPERTIES PLUS LTD.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                            AS OF DECEMBER 31, 1998



                                                       Lakeshore Business
                                                           Center          Total
                                                           Phase I      Pages 41-41
                                                           -------      -----------

Encumbrances                                                 (A)
Initial cost to partnership:
  Land                                                 $    337,460   $  5,641,242
  Buildings and improvements                                797,848     12,278,392
Cost capitalized subsequent to
 acquisition
  Improvements                                               30,398      2,047,715
  Other                                                          --    (15,675,246)
Gross amount at which carried December 31,
 1998 (B):
  Land                                                 $    337,460   $  1,572,603
  Buildings and improvements                                828,246      2,719,500
                                                       ------------  -------------

  Total                                                $  1,165,706   $  4,292,103 (D)
                                                       ============  =============

Accumulated depreciation                               $    649,547   $  2,350,420
                                                       ============  =============
Date of construction                                        N/A

Date Acquired                                              01/95

Life at which depreciation in
 latest income statement is
 computed                                                   (C)



(A)  First  mortgage held by an insurance  company.
(B)  Aggregate  cost of real estate for tax purposes is $5,809,884.
(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.
(D) Reconciliation net of accumulated depreciation to consolidated financial statements:

     Total Gross Cost at December 31, 1998                         $4,292,103

     Additions to the Partnership
     For computer software and
     Hardware in 1998                                                   1,467
                                                                   ----------

     Balance at December 31, 1998                                 $ 4,293,570

     Less Accumulated Depreciation                                 (2,350,420)

     Land, buildings and amenities, net
     at December 31, 1998                                           1,943,150
                                                                   ==========


                            NTS-PROPERTIES PLUS LTD.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                         Real      Accumulated
                                                                        Estate     Depreciation
                                                                        ------     ------------

Balances at December 31, 1995                                        $ 3,546,041    $ 2,291,213

Additions during period:
 Improvements                                                             17,883             --
 Depreciation (a)                                                             --        151,614
Deductions during period:
 Retirements                                                             (13,322)       (13,322)
                                                                      -----------    -----------
Balances at December 31, 1996                                          3,550,602      2,429,505

Additions during period:
 Improvements                                                             25,068             --
 Depreciation (a)                                                             --        150,098

Deductions during period:
 Retirements                                                              (6,932)        (6,914)
                                                                      -----------    -----------

Balances at December 31, 1997                                          3,568,738      2,572,689

Additions During Period:
 Improvements                                                             20,430             --
 Depreciation (a)                                                             --        131,244
 Deductions during period:
  Retirements (b)                                                        704,402       (353,513)
                                                                      -----------    -----------

Balances at December 31, 1998                                        $ 4,293,570    $ 2,350,420
                                                                      ===========    ===========


(a) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and the amortization of organizational and start-up costs.

(b) Increase due primarily to retirement of negative book basis of University Business Center II at the time of the sale of the property.

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

                                      NTS-PROPERTIES PLUS LTD.
                                          (Registrant)

                                      BY:    NTS-Properties Plus Associates,
                                             General Partner
                                             BY: NTS Capital Corporation,
                                                 General Partner

                                             /s/ Brian F. Lavin
                                             -----------------------------
                                             Brian F. Lavin
                                             President


Date: March 31, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

                Signature                                 Title
                ---------                                 -----

/s/ J.D. Nichols                        General Partner of NTS-Properties Plus
------------------
J. D. Nichols                           Associates and Chairman of the Board and
                                        Sole Director of NTS Capital Corporation


/s/ Richard L. Good                     General Partner of NTS-Properties Plus
------------------
Richard L. Good                         Associates and Vice Chairman of
                                        NTS Capital Corporation


/s/ Brian F. Lavin                      President and Chief Operating Officer
------------------
Brian F. Lavin                          of NTS Capital Corporation (acting Chief
                                        Financial Officer)


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.