Form 10-Q
period 1999-03-31
NTS PROPERTIES PLUS LTD
filed 1999-05-14
CIK 818089

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1999
                               -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------     -------------------

Commission File Number                   0-18952
                        --------------------------

                          NTS-PROPERTIES PLUS LTD.
                          ------------------------
           (Exact name of registrant as specified in its charter)

             Florida                                    61-1126478
             -------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      10172 Linn Station Road
      Louisville, Kentucky                                 40223
      --------------------                                 -----
(Address of principal executive                          (Zip Code)
offices)

Registrant's telephone number,
including area code                           (502) 426-4800
                                           ---------------------

                              Not Applicable
                              --------------
           Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                        YES  X         NO
                                                            -----         -----

Exhibit Index: See page 16
Total Pages: 17

                                TABLE OF CONTENTS
                                -----------------


                                                                          Pages
                                                                          -----

                                     PART I

Item 1.       Financial Statements

              Balance Sheets and Statement of Partners' Equity
                As of March 31, 1999 and December 31, 1998                  3

              Statements of Operations
                For the three months ended March 31, 1999 and 1998          4

              Statements of Cash Flows
                For the three months ended March 31, 1999 and 1998          5

              Notes to Financial Statements                               6-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        9-15


                                     PART II

1.     Legal Proceedings                                                   16
2.     Changes in Securities                                               16
3.     Defaults upon Senior Securities                                     16
4.     Submission of Matters to a Vote of Security Holders                 16
5.     Other Information                                                   16
6.     Exhibits and Reports on Form 8-K                                    16

Signatures                                                                 17

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------

                                           As of                   As of
                                       March 31, 1999         December 31, 1998*
                                       --------------         ------------------
ASSETS

Cash and equivalents                   $    25,355               $    53,634
Cash and equivalents - restricted           50,096                    24,258
Accounts receivable                         18,694                    14,857
Land, buildings and amenities, net       1,923,157                 1,943,150
Asset held for sale and development         96,949                    96,949
Deferred leasing commissions               106,440                   105,802
Other assets                                76,204                    58,243
                                        -----------                ----------

                                       $ 2,296,895               $ 2,296,893
                                        ===========                ==========

LIABILITIES AND PARTNERS' EQUITY

Mortgages and note payable             $ 2,706,633               $ 2,739,066
Accounts payable                            91,978                    74,664
Security deposits                           16,199                    15,231
Other liabilities                           51,558                    35,406
                                        -----------                ----------

                                         2,866,368                 2,864,367

Commitments and Contingencies

Partners' equity                          (569,473)                 (567,474)
                                        -----------               -----------

                                       $ 2,296,895               $ 2,296,893
                                        ===========               ===========

                                    Limited         General
                                    Partners        Partner          Total
                                    --------        -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                   $ 11,784,521    $        100     $ 11,784,621
Net income (loss)- prior years     (10,164,657)       (102,673)     (10,267,330)
Net loss - current year                 (1,979)            (20)          (1,999)
Cash distributions to partners
  to date                           (2,038,520)        (20,592)      (2,059,112)
Repurchase of limited
  partnership units                    (25,653)           --            (25,653)
                                   ------------    ------------     ------------

Balances at March 31, 1999        $   (446,288)   $   (123,185)    $   (569,473)
                                   ============    ============     ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on April 1, 1999.


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                    Three Months Ended
                                                         March 31,
                                                         ---------

                                                1999                   1998
                                            -----------            -----------
Revenues:
 Rental income                               $ 178,015             $  227,528
 Interest and other income                       3,817                    957
                                              ---------             ----------

                                               181,832                228,485
Expenses:
 Operating expenses                             26,494                 34,182
 Operating expenses - affiliated                18,458                 15,147
 Interest expense                               56,388                 80,444
 Management fees                                10,189                 13,993
 Real estate taxes                              16,795                 21,856
 Professional and administrative
  expenses                                      15,265                 10,846
 Professional and administrative
  expenses - affiliated                         11,061                 12,416
 Depreciation and amortization                  29,181                 32,065
                                              ---------             ----------

                                               183,831                220,949
                                              ---------             ----------

Net income (loss)                            $  (1,999)            $    7,536
                                              =========             ==========

Net income (loss) allocated to the limited
 partners                                    $  (1,979)            $    7,461
                                              =========             ==========

Net income (loss) per limited partnership
 unit                                        $    --               $      .01
                                              =========             ==========

Weighted average number of limited
 partnership units                             658,402                663,402
                                              =========             ==========

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                   1999                1998
                                               ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              $    (1,999)         $     7,536
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization                     29,181               32,065
  Changes in assets and liabilities:
   Cash and equivalents - restricted               (15,838)             (22,864)
   Accounts receivable                              (3,837)               6,869
   Deferred leasing commissions                       (638)               5,542
   Other assets                                    (19,407)             (13,169)
   Accounts payable                                 17,314             (293,363)
   Security deposits                                   968                 (736)
   Other liabilities                                16,149               27,563
                                                -----------           ----------

  Net cash provided by (used in) operating
   activities                                       21,893             (250,557)
                                                -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, amenities             (7,739)              (1,820)
                                                -----------          -----------

  Net cash used in investing activities             (7,739)              (1,820)
                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in note payable                            24,527              350,000
Principal payments on mortgages payable            (56,960)             (63,777)
Cash and equivalents - restricted                  (10,000)              (5,000)
                                                -----------          -----------

  Net cash provided by (used in) financing
   activities                                      (42,433)             281,223
                                                -----------          -----------

  Net increase (decrease) in cash and equivalents  (28,279)              28,846

CASH AND EQUIVALENTS, beginning of period           53,634               39,940
                                                -----------          -----------

CASH AND EQUIVALENTS, end of period            $    25,355          $    68,786
                                                ===========          ===========

Interest paid on a cash basis                  $    55,399          $    73,006
                                                ===========          ===========

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements and schedules included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on April 1, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1999 and 1998.

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

2.     Concentration of Credit Risk
       ----------------------------

       NTS-Properties Plus Ltd. has joint venture investments in commercial properties in Kentucky (Louisville) and Florida (Ft. Lauderdale). Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space.

3.     Cash and Equivalents - Restricted
       ---------------------------------

       Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes in accordance with the loan agreements and funds which the Partnership has reserved for the repurchase of limited partnership Units.

4.     Interest Repurchase Reserve
       ---------------------------

       Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1996.During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $5,000, $0 and $15,572, respectively, to the reserve.On February 17, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash.This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through March 31, 1999, the Partnership has repurchased 27,245 Units for $20,572 at prices ranging from $.70 to $1.00 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. The balance in the Reserve at March 31, 1999 is $0. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

       On January 15,1999, the Partnership elected to fund an additional $10,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase up to 10,000 additional Units at a price of $1.00 per Unit. If the number of units submitted for repurchase exceeds that which can be repurchased by the Partnership with the current funding,those additional Units may be repurchased in subsequent quarters. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit.

5.    Mortgages and Note Payable
      --------------------------

      Mortgage and note payable consist of the following:

                                                      March 31,     December 31,
                                                        1999           1998
                                                        ----           ----
      Mortgage payable to an insurance company,
      bearing interest at a fixed rate of
      8.5%, due November 15, 2005,
      secured by land and building                 $ 1,317,850     $  1,352,832

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                     650,055          661,446

      Mortgage payable to an insurance
      company, bearing interest at a fixed
      rate of 8.125%, due August 1, 2008,
      secured by land and building                     604,201          614,788

      Note payable to a bank, bearing interest
      at a fixed rate of 8.5%, due January
      29, 2000, collateral provided by NTS
      Financial  Partnership,  an affiliate of
      NTS Development Company                      $   134,527      $   110,000
                                                    ----------       -----------
                                                   $ 2,706,633      $ 2,739,066
                                                    ==========       ===========

      Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long term debt approximates carrying value.

6.    Basis of Property
      -----------------

      Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the three months ended March 31, 1999 and 1998 did not result in an impairment loss.

7.    Related Party Transactions
      --------------------------

      Property management fees of $10,189 (1999) and $13,993 (1998) were paid to NTS Development Company, an affiliate of the General Partner of the Partnership, during the three months ended March 31. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $315 as a repair and maintenance fee during the three months ended March 31, 1999 and has capitalized this cost as part of land, buildings and amenities. No such expense was incurred for the three months ended March 31, 1998.

      As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                               1999                1998
                                            ---------           ----------
         Administrative                     $ 12,938            $ 14,680
         Leasing                               9,291               3,262
         Property manager                     11,111              10,249
         Other                                 1,219                 153
                                             -------             -------
                                            $ 34,559            $ 28,344
                                             =======             =======

      Accounts payable - operations includes approximately $30,300 and $16,600 due NTS Development Company at March 31, 1999 and December 31, 1998, respectively. NTS Development Company has agreed to defer amounts owed to it by the Partnership as of December 31, 1998 and those amounts that will accrue during fiscal 1999 through the period ending January 1, 2000. In addition, the Company will provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they come due during the period ending January 1, 2000. Management believes the Company has the financial resources to fulfill that commitment. There can be no assurances that this level of support will continue past January 1, 2000.

8.    Segment Reporting
      -----------------

      The Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to limited partners. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No. 131. The Partnership's chief operating decision-maker is the General Partner.

      The Company's reportable operating segments include only one segment Commercial real estate operations.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

      Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the financial statements in
      Item 1.

The occupancy levels at the Partnership properties as of March 31 were as follows:


                                               1999(1)                  1998
                                               -------                  ----
Property owned in Joint Venture with
------------------------------------
NTS-Properties IV and NTS-Properties VII,
-----------------------------------------
Ltd.(Ownership % at March 31, 1999)
-----------------------------------

Blankenbaker Business Center 1A (39%)           100%                    100%

Properties owned through
------------------------
Lakeshore/University II Joint Venture (L/U
------------------------------------------
II Joint Venture)(Ownership % at March 31,
------------------------------------------
1999)
-----

Lakeshore Business Center Phase I (12%)         72%(2)                  94%
Lakeshore Business Center Phase II (12%)        85%(2)                 100%
University Business Center Phase II (12%)(3)    N/A(3)                  99%

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) Represents ownership percentage as of March 31, 1998. On October 6, 1998, University Business Center Phase II was sold.

Average occupancy levels at the Partnership properties during the three months ended March 31 were as follows:


                                                 1999                    1998
                                                 ----                    ----
Property owned in Joint Venture with
------------------------------------
NTS-Properties IV and NTS-Properties VII,
-----------------------------------------
Ltd.(Ownership % at March 31, 1999)
-----------------------------------

Blankenbaker Business Center 1A (39%)            100%                    100%

Properties owned through
------------------------
Lakeshore/University II Joint Venture (L/U
------------------------------------------
II Joint Venture)(Ownership % at March 31,
------------------------------------------
1999)
-----

Lakeshore Business Center Phase I (12%)           79%(1)                 94%
Lakeshore Business Center Phase II (12%)          85%(1)                100%
University Business Center Phase II (12%)(2)      N/A(2)                 99%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Represents ownership percentage as of March 31, 1998. On October 6, 1998, University Business Center Phase II was sold.

The rental and other income generated by the Partnership's properties for the three months ended March 31, 1999 and 1998 was as follows:




                                               1999                    1998
                                             --------                --------
Property owned in Joint Venture with NTS-
------------------------------------------
Properties IV and NTS-Properties  VII,
--------------------------------------
Ltd. (Ownership % at March 31, 1999)
------------------------------------

Blankenbaker Business Center 1A (39%)       $ 92,907                $ 92,748

Properties  owned through  Lakeshore/
---------------------------------------
University II Joint Venture (L/U II Joint
-----------------------------------------
Venture (Ownership % at March 31, 1999)
---------------------------------------

Lakeshore Business Center Phase I (12%)    $ 43,772                $ 58,429
Lakeshore Business Center Phase II (12%)   $ 41,936                $ 51,711
University Business Center Phase II (12%)(1) N/A (1)               $ 25,496

(1) Represents ownership percentage as of March 31, 1998. On October 6, 1998, University Business Center Phase II was sold.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending March 31, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental and other income decreased approximately $46,700 or 20% in 1999. The decrease is primarily the result of the sale of University Business Center Phase II in October 1998. University Business Center Phase II accounted for approximately 11% of the Partnership's rental and other income for the three months ended March 31, 1998. The decrease is also due to decreases in average occupancy at Lakeshore Business Center Phases I and II.

Period ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months ended March 31, 1999 or 1998.

Operating expenses decreased approximately $7,700 or 22% in 1999 due primarily to the sale of University Business Center Phase II in October 1998 and decreased lawn maintenance and roof repairs at Blankenbaker Business Center 1A.

Interest expense decreased approximately $24,000 or 30% in 1999 as a result of the reduction in debt from the sale of University Business Center Phase II in October 1998 and from regular principal payments on the remaining joint venture debt. This decrease is partially offset by interest incurred on the note payable the Partnership obtained January 1998 which bears interest at 8.5%. The balance on the note payable was $135,000 and $110,000, as of March 31, 1999 and December 31, 1998, respectively.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes decreased approximately $5,000 or 23% in 1999 as a result of decreased property tax assessments for Lakeshore Business Center Phases I and II and the sale of University Business Center Phase II in October 1998.

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

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow in 1998 was derived from financing activities primarily as a result of proceeds received from a note payable obtained by the Partnership in January 1998. The majority of the Partnership's cash flow in 1999 was derived from operating activities. Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation.
Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wall covering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in financing activities are for principal payments on mortgages and notes payable and repurchases of limited partnership Units. The Partnership utilized the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by- line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I and II. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown. NTS Development Company (the Company) has agreed to defer amounts owed to it by the Partnership as of December 31, 1998 through the period ending January 1, 2000. In addition, the Company will provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they come due during the period ending January 1, 2000. Management of the Company believes the Company has the financial resources to fulfill that commitment. There can be no assurances this level of support from the Company will continue past January 1, 2000.

Cash flows provided by (used in):


                                              1999                    1998
                                              ----                    ----
Operating activities                    $     21,893            $   (250,557)
Investing activities                          (7,739)                 (1,820)
Financing activities                         (42,433)                281,223
                                          -----------             -----------
Net increase (decrease)
 in cash and equivalents                $    (28,279)            $     28,846
                                          ===========             ===========

Net cash provided by operating activities increased approximately $272,450 in 1999. This increase was primarily driven by an increase in accounts payable.

Net cash used in investing activities in 1999 and 1998 was $7,739 and $1,820, respectively. These funds were used primarily for tenant finish improvements.

Net cash (used in) provided by financing activities totaled ($42,433), and $281,223 in 1999 and 1998, respectively. The net cash provided by financing activities in 1998 was the result of a $350,000 note payable obtained by the Partnership in January 1998 and is offset by principal payments on mortgages payable and funds restricted for the repurchase of limited partnership Units. The net cash used in financing activities in 1999 is the result of principal payments on mortgages payable and funds restricted for the repurchase of limited partnership Units. This activity is partially offset by an increase in the note payable as a result of an extension of the due date from January 29, 1999 to January 29, 2000. The note was increased in order to cover interest owed as of the original maturity date.

The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of March 31) were $25,355 and $68,786 at March 31, 1999 and 1998, respectively.

Due to the fact that no distributions were made during the three months ended March 31, 1999 or 1998, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

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

The  Partnership  has  no  material   commitments  for  renovations  or  capital
improvements as of March 31, 1999.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $5,000, $0 and $15,572, respectively, to the reserve. On February 17, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through March 31, 1999, the Partnership has repurchased 27,245 Units for $20,572 at a price ranging from $7.70 to $1.00 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. The balance in the Reserve at March 31, 1999 is $0. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

On January 15, 1999, the Partnership elected to fund an additional $10,000 to its Interest Repurchase Reserve. With this funding, the Partnership will be able to repurchase 10,000 Units at a price of $1.00 per Unit.

The L/U II Joint Venture owns approximately 6 acres of land adjacent to the Lakeshore Business Center development in Ft. Lauderdale, Florida. The Partnership's proportionate interest at March 31, 1999 in the asset held for sale is $96,949. The Joint Venture continues to actively market the asset for sale. In management's opinion, the net book value of the asset held for sale approximates the fair market value less cost to sell. See below for information regarding a contract for the sale of a portion of this land.

As of March 31, 1999, L/U II Joint Venture had a contract for the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center development for a purchase price of $528,405. Concurrent with the signing of the original contract, the purchaser deposited into an escrow account $10,000. This deposit will be applied to the purchase price at closing. The contract requires that the purchaser proceed, at their cost, to have the property re-zoned to allow for a self-storage facility. If the purchaser is unable to obtain the re-zoning, they may cancel the contract. The General Partner of the Partnership has met with city officials who seem interested in the project and have voiced a willingness to consider the re-zoning request. Subsequent to March 31, 1999, the re-zoning has not yet been granted and per the contract, the purchaser has elected to postpone the closing. At its option, the purchaser may postpone the original Closing Date four times for a period of 30 days each by delivering written notice and paying to the L/U II Joint Venture $10,000 for each 30-day postponement period. $5,000 of each payment will be applied toward the purchase price. The Partnership has a 12% interest in the Joint Venture. The Partnership has not yet determined what the use of net proceeds would be from the sale of the land.

As of March 31, 1999 the L/U II Joint Venture intends to use the remaining 3.8 acres of the land it owns at the Lakeshore Business Center development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from NTS-Properties V and debt financing. Construction will not begin until, in the opinion of the General partners, financing on favorable terms has been obtained. The Partnership and NTS-Properties IV, which currently have a 12% and 18% interest, respectively, in the L/U II Joint Venture are not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS-Properties IV, has agreed that NTS-Properties V will make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest will, as a result, decrease.

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

During the first quarter of 1999, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease term, which expires in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 42% of the Partnership's rent revenues during 1998. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

Leases at the Partnership's properties provide for tenants to contribute toward the payment of increases in common area expenses, insurance and real estate taxes. Leases at the Partnership's properties also provide for rent increases which are based upon increases in the consumer price index. These lease provisions should protect the Partnership's operations from the impact of inflation and changing prices.

Year 2000
---------

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by the Company's in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of the new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since the Partnership had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $6,500 during 1999. Costs incurred through December 31, 1998 were approximately $1,500. These costs primarily included hardware and software.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases, circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

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

Cautionary Statements
---------------------

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

Any forward-looking statements included in Managements's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of commercial business centers. If a major commercial tenant defaults on its lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

PART II.  OTHER INFORMATION

3.     Defaults upon Senior Securities
       -------------------------------

       None

6.     Exhibits and Reports on Form 8-K
       --------------------------------

       (a)     Exhibits:

               Exhibit 27.  Financial Data Schedule

       (b)     Reports on Form 8-K:

               Form 8-K was filed on February 11, 1999 to report in Item 5 that the Partnership has elected to fund an additional amount of $10,000 to its Interest Repurchase Reserve.

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


                                              NTS-PROPERTIES PLUS LTD.
                                              ------------------------
                                                    (Registrant)

                                       BY:    NTS-Properties Plus Associates,
                                              General Partner
                                              BY:  NTS Capital Corporation,
                                                   General Partner

                                                   /s/ Brian F. Lavin
                                                   ------------------
                                                   Brian F. Lavin
                                                   President and Chief Operating
                                                   Officer of NTS Capital
                                                   Corporation (acting Chief
                                                   Financial Officer)





Date:      May 17, 1999
          --------------

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


                                            NTS-PROPERTIES PLUS LTD.
                                            ------------------------
                                                  (Registrant)

                                     BY:    NTS-Properties Plus Associates,
                                            General Partner
                                            BY:    NTS Capital Corporation,
                                                   General Partner


                                                   -----------------------------
                                                   Brian F. Lavin
                                                   President and Chief Operating
                                                   Officer of NTS Capital
                                                   Corporation (acting Chief
                                                   Financial Officer)


Date:      May 17, 1999
          -------------