Form 10-Q
period 1999-06-30
NTS PROPERTIES PLUS LTD
filed 1999-08-16
CIK 818089

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1999
--------------------------------------------------------------------------------
                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
--------------------------------------------------------------------------------
Commission File Number                   0-18952
--------------------------------------------------------------------------------
                          NTS-PROPERTIES PLUS LTD.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Florida                                          61-1126478
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    10172 Linn Station Road
     Louisville, Kentucky                                        40223
--------------------------------------------------------------------------------
(Address of principal executive                                (Zip Code)
offices)

Registrant's telephone number,
including area code                                         (502) 426-4800
--------------------------------------------------------------------------------
                              Not Applicable
--------------------------------------------------------------------------------
           Former name, former address and former fiscal year, if changed since last report

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
Exhibit Index: See page 18
Total Pages: 19

TABLE OF CONTENTS
-----------------
                                                                           Pages
                                                                           -----

                                     PART I

Item 1.       Financial Statements

              Balance Sheets and Statement of Partners' Equity
                As of June 30, 1999 and December 31, 1998                      3

              Statements of Operations
                For the three months and six months ended
                June 30, 1999 and 1998                                         4

              Statements of Cash Flows
                For the six months ended June 30, 1999 and 1998                5

              Notes to Financial Statements                                  6-9

Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-17

Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                                         17


                                     PART II

1.     Legal Proceedings                                                      18
2.     Changes in Securities                                                  18
3.     Defaults upon Senior Securities                                        18
4.     Submission of Matters to a Vote of Security Holders                    18
5.     Other Information                                                      18
6.     Exhibits and Reports on Form 8-K                                       18

Signatures                                                                    19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES PLUS LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                                        As of          As of
                                                                   June 30, 1999  December 31, 1998*
                                                                   -------------  -----------------
ASSETS
------
Cash and equivalents                                                 $   36,145  $     53,634
Cash and equivalents - restricted                                        56,752        24,258
Accounts receivable                                                      16,359        14,857
Land, buildings and amenities, net                                    1,904,190     1,943,150
Asset held for sale and development                                      96,949        96,949
Deferred leasing commissions                                            105,211       105,802
Other assets                                                             75,935        58,243
                                                                      ----------    ----------

                                                                     $ 2,291,541 $  2,296,893
                                                                      ==========    ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages and note payable                                           $ 2,677,040 $   2,739,066
Accounts payable                                                          92,860        74,664
Security deposits                                                         21,299        15,231
Other liabilities                                                         66,847        35,406
                                                                       ---------    ----------

                                                                       2,858,046    2,864,367
Commitments and Contingencies

Partners' equity                                                        (566,505)    (567,474)
                                                                      ----------    ---------

                                                                     $ 2,291,541 $  2,296,893
                                                                      ==========    =========

                                                        Limited               General
                                                        Partners               Partner                Total
                                                        --------               --------               -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                                       $ 11,797,091         $      100             $ 11,797,091
Net income (loss)- prior years                         (10,164,657)          (102,673)             (10,267,330)
Net loss - current year                                     (1,600)               (16)                  (1,616)
Cash distributions to partners
 to date                                                (2,038,520)           (20,592)              (2,059,112)
Repurchase of limited
 partnership units                                         (35,638)                --                  (35,638)
                                                       -----------          ---------              -----------

Balances at June 30, 1999                             $   (443,324)        $ (123,181)            $   (566,505)
                                                       ===========          =========              ===========

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on April 1, 1999.

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                             Three Months Ended         Six Months Ended
                                                   June 30,                June 30,
                                             1999         1998         1999         1998
                                             ----         ----         ----         ----


REVENUES:
Rental income                             $ 182,465    $ 236,241    $ 361,072    $ 463,769
Interest and other income                    (2,980)         885          245        1,876
                                           --------     --------     --------     --------

                                            179,485      237,126      361,317      465,645

EXPENSES:
Operating expenses                           24,933       30,136       50,837       64,351
Operating expenses - affiliated              12,880       16,956       31,338       32,103
Interest expense                             56,718       78,111      113,106      158,555
Management fees                              11,037       14,797       21,226       28,790
Real estate taxes                            16,801       16,490       33,596       38,346
Professional and administrative
 expenses                                    17,971       14,158       33,221       24,999
Professional and administrative
 affiliated                                   9,229       16,104       20,290       28,520
Depreciation and amortization                29,535       22,938       59,319       55,009
                                           --------     --------     --------     --------

                                            179,104      209,690      362,933      430,673
                                           --------     --------     --------     --------
Net income (loss)                         $     381    $  27,436    $  (1,616)   $  34,972
                                           ========     ========     ========     ========

Net income (loss) allocated to the
 limited partners                         $     377   $   27,162   $   (1,600)   $  34,622
                                           ========    =========    =========     ========

Net income (loss) per limited
 partnership unit                         $    0.00   $     0.04   $    (0.00)   $    0.05
                                           ========    =========    =========     ========

Weighted average number of units            654,999      661,589      656,691      662,490
                                           ========    =========    =========     ========


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                      Six Months Ended
                                                           June 30,
                                                 1999                  1998
                                                 ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                             $ (1,616)             $ 34,972


Adjustments to reconcile net income
(loss)to net cash provided by
(used in) operating activities:
  Depreciation and amortization                 59,319                55,009
  Changes in assets and liabilities:
   Cash and equivalents - restricted           (32,494)              (45,728)
   Accounts receivable                          (1,502)               16,022
   Deferred leasing commissions                    591                 9,000
   Other assets                                (21,189)               (7,589)
   Accounts payable - operations                18,196              (277,212)
   Security deposits                             6,068                 5,668
   Other liabilities                            31,441                45,854
                                              --------              --------

  Net cash provided by (used in)
   operating activities                         58,814              (164,004)
                                              --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities     (16,859)               (7,312)
                                              --------              --------
   Net cash used in investing activities       (16,859)               (7,312)
                                              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on mortgages and notes
 payable                                      (116,553)             (128,890)
Increase in note payable                        54,527               350,000
Repurchase of limited partnership Units         (9,988)               (5,000)
Contributions to Partnership                    12,570                  --
                                              --------              --------
  Net cash provided by (used in)
    financing activities                       (59,444)              216,110
                                              --------              --------
  Net increase (decrease) in cash and
    equivalents                                (17,489)               44,794

CASH AND EQUIVALENTS, beginning of
  equivalents                                   53,634                39,940
                                              --------              --------
CASH AND EQUIVALENTS, end of period          $  36,145             $  84,734
                                              ========              ========
Interest paid on a cash basis                $ 108,812             $ 159,536
                                              ========              ========

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements and schedules included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on April 1, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1999 and 1998.

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

4.    Interest Repurchase Reserve
      ---------------------------

      Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $5,000, $0 and $15,572, respectively, to the reserve. During the six months ended June 30, 1999, the Partnership funded an additional $10,000 to the reserve. On February 17, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through June 30, 1999, the Partnership has repurchased 37,233 Units for $30,560 at prices ranging from $.70 to $1.00 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. The balance in the Reserve at June 30, 1999 is $0. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

5.    Mortgages and Note Payable
      --------------------------

      Mortgage and note payable consist of the following:

                                               June 30,            December 31,
                                                1999                  1998
                                            -------------      -----------------

Mortgage  payable to an insurance  company,
bearing interest at a fixed rate of 8.5%,
due November 15, 2005, secured by land and
building                                    $  1,280,685          $  1,352,832

Mortgage  payable to an insurance  company,
bearing interest at a fixed rate of 8.125%,
due August 1, 2008, secured by land and
building                                         638,431               661,446

Mortgage  payable to an insurance  company,
bearing interest at a fixed rate of 8.125%,
due August 1, 2008, secured by land and
building                                         593,397               614,788

Note payable to a bank,  bearing  interest
at a fixed rate of 8.5%,  due January 29,
2000, collateral provided by NTS Financial
Partnership,  an affiliate of NTS
Development Company                          $   164,527           $   110,000
                                              ----------            ----------

                                             $ 2,677,040           $ 2,739,066
                                              ==========            ==========

      Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long term debt approximates carrying value.

6.    Basis of Property
      -----------------

      Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the three months and six months ended June 30, 1999 and 1998 did not result in an impairment loss.

7.    Related Party Transactions
      --------------------------

     Property management fees of $11,037 and $21,226 (1999) and $14,797 and $28,790 (1998) were paid to NTS Development Company, an affiliate of the General Partner of the Partnership, during the three months and six months ended June 30. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $164 and $479 as repair and maintenance fees during the three months and six months ended June 30, 1999 and has capitalized this cost as part of land, buildings and amenities. No such expenses were incurred for the three months and six months ended June 30, 1998.

      As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1999 and 1998. These charges include items which have been expensed as operating expenses affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.

                                             1999               1998
                                     ------------------- ------------------
                Administrative            $ 25,868           $ 33,067
                Leasing                     14,896             10,924
                Property manager            15,266             21,036
                Other                        2,515              1,178
                                           -------            -------
                                          $ 58,545           $ 66,205
                                           =======            =======

      Accounts payable - operations includes approximately $39,095 and $16,600 due NTS Development Company at June 30, 1999 and December 31, 1998, respectively. NTS Development Company has agreed to defer amounts owed to it by the Partnership as of December 31, 1998 and those amounts that will accrue during fiscal 1999 through the period ending January 1, 2000. In addition, the Company will provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they come due during the period ending January 1, 2000. Management believes the Company has the financial resources to fulfill that commitment. There can be no assurances that this level of support will continue past January 1, 2000.

8.    Subsequent Events
      -----------------

      On July 1, 1999, NTS-Properties V contributed $1,737,000 to the L/U II Joint Venture. The other partners in the Joint Venture, including NTS-Properties Plus, did not make capital contributions at that time. Accordingly, the ownership percentages of the partners in the Joint Venture changed at that time. Effective July 1, 1999, NTS-Properties Plus' percentage of ownership in the Joint Venture is 8.40%.

      On July 1, 1999, Gregory A. Wells was hired as Executive Vice President by NTS Capital Corporation, General Partner of NTS-Properties Associates Plus, the General Partner of NTS-Properties Plus. Mr. Wells will serve as the senior Accounting and Finance Officer of NTS Capital Corporation.

      On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership has a 8.40% interest in the Partnership at that date.

9.    Segment Reporting
      -----------------

      The Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to limited partners. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No. 131. The Partnership's chief operating decision-maker is the General Partner. The Company's reportable operating segments include only one segment - Commercial real estate operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks also follow.
Management's analysis should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

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

The Partnership's principal activity is the leasing and management of commercial business centers. If a major commercial tenant defaults on its lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates other operating expenses and Acts of God.

The occupancy levels at the Partnership properties as of June 30 were as follows:

                                              1999(1)                  1998
                                         -----------------      ----------------
Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties VII,
Ltd.(Ownership % at June 30, 1999)

Blankenbaker Business Center 1A (39%)          100%                    100%

Properties owned through Lakeshore/
University II Joint Venture(L/U II Joint
Venture)(Ownership % at June 30, 1999)

Lakeshore Business Center Phase I (12%)(2)      71%                     94%
Lakeshore Business Center Phase II (12%)        86%                     92%
University Business Center Phase II (12%)(3)    N/A                     90%

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) Represents ownership percentage as of June 30, 1998. On October 6, 1998, University Business Center Phase II was sold.

Average occupancy levels at the Partnership properties during the three months and six months ended June 30 were as follows:
                                               Three Months         Six Months
                                              Ended June 30,      Ended June 30,
                                               1999   1998       1999      1998
                                               ----   ----       ----      ----

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties VII,
Ltd.(Ownership % at June 30, 1999)

Blankenbaker Business Center 1A (39%)          100%   100%       100%      100%

Properties owned through Lakeshore/
University II Joint Venture(L/U II Joint
Venture)(Ownership % at June 30, 1999)

Lakeshore Business Center Phase I (12%)(1)      72%    94%        76%       94%
Lakeshore Business Center Phase II (12%)(1)     86%    95%        85%       97%
University Business Center Phase II (12%)(2)    N/A    90%        N/A       95%

(1)In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2)Represents ownership percentage as of June 30, 1998. On October 6, 1998, University Business Center Phase II was sold.

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1999 and 1998 was as follows:

                                           Three Months          Six Months
                                          Ended June 30,       Ended June 30,
                                          1999      1998       1999       1998
                                          ----      ----       ----       ----

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties
VII, Ltd. (Ownership % at June 30, 1999)

Blankenbaker Business Center 1A (39%)     $92,916  $ 86,091   $185,823  $178,839

Properties owned through Lakeshore/
University II Joint Venture
(L/U II Joint Venture (Ownership %
at June 30, 1999)

Lakeshore Business Center Phase I (12%)   $40,494  $ 46,368   $ 84,266  $104,797
Lakeshore Business Center Phase II (12%)  $49,055  $ 68,611   $ 90,991  $120,322
University Business Center Phase II (12%)(1)  N/A  $ 35,724       N/A   $ 61,220

(1) Represents ownership percentage as of June 30, 1998. On October 6, 1998, University Business Center Phase II was sold.

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending June 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental and other income decreased approximately $57,600 or 24% and $104,300 or 22%, respectively, for the three months and six months ended June 30, 1999 as compared to the same periods in 1998. The decrease is primarily the result of the sale of University Business Center Phase II in October 1998. University
Business Center Phase II accounted for approximately 15% and 13% of the Partnership's rental and other income for the three months and six months ended June 30, 1998, respectively. The decrease is also due to decreases in average occupancy at Lakeshore Business Center Phases I and II.

Period ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of their lease, the Partnership pursues collection through the use of collection agencies and other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months and six months ended June 30, 1999 or 1998.

Operating expenses decreased approximately $4,700 or 16% and $12,400 or 20% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 due primarily to the sale of University Business Center Phase II in October 1998.

Interest expense decreased approximately $21,400 or 27% and $45,400 or 29% for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 as a result of the reduction in debt from the sale of University Business Center Phase II in October 1998 and from regular principal payments on the remaining joint venture debt. This decrease is partially offset by interest incurred on the note payable the Partnership obtained January 1998 which bears interest at 8.5%. The balance on the note payable was $164,500 and $110,000, as of June 30, 1999 and December 31, 1998, respectively.

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

Cash flows provided by (used in):


                                                  1999                  1998

Operating activities                            $ 58,814             $ (164,004)

Investing activities                             (16,859)                (7,312)

Financing activities                             (59,444)               216,110
                                                 -------               --------

Net increase (decrease)
  in cash and equivalents                       $(17,489)            $   44,794
                                                 =======               ========

-----------------------------------------------------------

Net cash provided by operating activities increased approximately $223,000 for the six months ended June 30, 1999 as compared to the same period in 1998. This increase was primarily driven by changes in the level of accounts payable.

Net cash used in investing activities for the six months ended June 30, 1999 and 1998 was $(16,859) and $(7,312), respectively. These funds were used primarily for tenant finish improvements.

Net cash (used in) provided by financing activities totaled ($59,444), and $216,110 for the six months ended June 30, 1999 and 1998, respectively. The net cash provided by financing activities in 1998 was the result of a $350,000 note payable obtained by the Partnership in January 1998 and is offset by principal payments on mortgages payable and funds restricted for the repurchase of limited partnership Units. The net cash used in financing activities in 1999 is the result of principal payments on mortgages payable and funds restricted for the repurchase of limited partnership Units. This activity is partially offset by an increase in the note payable as a result of an extension of the due date from January 29, 1999 to January 29, 2000. The note was increased in order to cover interest owed as of the original maturity date.

The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations which, in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of June 30) were $36,145 and $84,734 at June 30, 1999 and 1998, respectively.

Due to the fact that no distributions were made during the three months ended June 30, 1999 or 1998, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

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

The  Partnership  has  no  material   commitments  for  renovations  or  capital
improvements as of June 30, 1999.

-----------------------------------------------------------

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $5,000, $0 and $15,572, respectively, to the reserve.

During the six months ended June 30, 1999, the Partnership funded an additional $10,00O to the reserve. On February 17, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through June 30, 1999, the Partnership has repurchased 37,233 Units for $30,560 at a price ranging from $7.70 to $1.00 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. The balance in the Reserve at June 30, 1999 is $0. Repurchased Units retired are by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership has a 8.40% interest in the Joint Venture at that date. The Partnership expects to use the net proceeds from the sale of the land to help fund the construction of Lakeshore Business Center III as described below.

As of June 30, 1999 the L/U II Joint Venture intends to use the remaining 3.8 acres of the land it owns at the Lakeshore Business Center development to construct Lakeshore Business Center Phase III. Construction is expected to begin during 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from NTS-Properties V and debt financing. Construction will not begin until, in the opinion of the General partners, financing on favorable terms has been obtained. On July 1, 1999, NTS-Properties V contributed capital of $1,737,000 to the L/U II Joint Venture for the construction of Lakeshore Business Center Phase III. At that time, the Partnership and NTS-Properties IV, were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS-Properties IV, agreed that NTS-Properties V would make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interests would, as a result, decrease.

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

-----------------------------------------------------------

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

The Partnership's proportionate share of the rental income from this property accounted for approximately 51% of the Partnership's rent revenues during the six months ended June 30, 1999. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

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

Year 2000
---------

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare its information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, is being replaced by a windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California will replace PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. NTS' system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

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

---------------------

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

NTS property management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases, circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

NTS is also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on its business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at its current state of readiness, the need does not presently exist for a contingency plan. NTS will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, inability of NTS' tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude NTS' remediation efforts as planned could have a material adverse impact on NTS' results of operations, financial conditions and/or cash flows in 1999 and beyond.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate.

PART II.  OTHER INFORMATION

3.    Defaults upon Senior Securities
      -------------------------------

      None

5.    Other Information
      -----------------

      In anticipation of retirement, Mr. Richard Good, the Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, has begun to decrease his responsibilities with the Partnership and its affiliates. In conjunction with Mr. Good's decreased responsibilities, Mr. Brian Lavin was appointed President and Chief Operating Officer of NTS Development Company and NTS Capital Corporation in February, 1999.

6.    Exhibits and Reports on Form 8-K
      --------------------------------

      (a)     Exhibits:

              Exhibit 27.  Financial Data Schedule

      (b)     Reports on Form 8-K:

              None.

Items 1,2 and 4 are not applicable and have been omitted.

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


                                          NTS-PROPERTIES PLUS LTD.
                                          ------------------------
                                               (Registrant)

                                          BY:    NTS-Properties Plus Associates,
                                                 General Partner
                                                 BY:  NTS Capital Corporation,
                                                      General Partner

                                                      /s/ Gregory A. Wells
                                                      --------------------------
                                                      Gregory A. Wells
                                                      Executive Vice President
                                                      of NTS Capital Corporation





Date: August 16, 1999