Form 10-Q
period 1999-09-30
NTS PROPERTIES PLUS LTD
filed 1999-11-12
CIK 818089

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------   -----------------------

Commission File Number                        0-18952
                         -------------------------------------------------------
                            NTS-PROPERTIES PLUS, LTD.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


                  Florida                                61-1126478
---------------------------------                 ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


   10172 Linn Station Road
       Louisville, KY                                    40223
---------------------------------                 ------------------------------
(Address of principal executive                        (Zip Code)
offices)

Registrant's telephone number,
including area code                                   (502) 426-4800
                                                  ------------------------------

                                 Not Applicable
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed with since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                                       YES __X___       NO _____

Exhibit Index: See page 18
Total Pages: 19

                                TABLE OF CONTENTS
                                -----------------


                                     PART I


Item 1.  Financial Statements                                              Pages
                                                                           -----

                  Balance Sheets and Statement of Partners' Equity
                           as of September 30, 1999 and December 31, 1998      3

                  Statements of Operations
                           For the three months and nine months ended
                           September 30, 1999 and 1998                         4

                  Statements of Cash Flows
                           For the nine months ended September 30, 1999
                           and 1998                                            5

                  Notes to Financial Statements                              6-9

Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations             10-17

Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk                                        17


                                     PART II

Item 1.  Legal Proceedings                                                    18
Item 2.  Changes in Securities                                                18
Item 3.  Defaults Upon Senior Securities                                      18
Item 4.  Submission of Matters to a Vote of Security Holders                  18
Item 5.  Other Information                                                    18
Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures                                                                    19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                            NTS-PROPERTIES PLUS, LTD.
                            -------------------------

                BALANCE SHEETS AND STATEMENTS OF PARTNERS' EQUITY
                -------------------------------------------------
                                                                        As of                              As of


ASSETS
------
Cash and equivalents                           $   186,263    $    53,634
Cash and equivalents - restricted                   58,286         24,258
Accounts receivable                                  6,020         14,857
Land, buildings and amenities, net               1,421,043      2,040,099
Deferred leasing commissions                        91,748        105,802
Other assets                                        44,031         58,243
                                                -----------    -----------
Total assets                                   $ 1,807,391    $ 2,296,893
                                                ===========    ===========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages and notes payable                    $ 2,215,137    $ 2,739,066
Accounts payable                                    95,799         74,664
Security deposits                                   11,873         15,231
Other liabilities                                   74,185         35,406
                                                -----------    -----------
                                                 2,396,994      2,864,367


Partners' equity                                  (589,603)      (567,474)
                                                -----------    -----------

                                               $ 1,807,391    $ 2,296,893
                                                ===========    ===========

                                                        Limited                    General
                                                        -------                    -------
PARTNERS' EQUITY
----------------
Capital contributions, net of
 offering costs                           $ 11,784,521    $        100    $ 11,784,621
Net income (loss) - prior years            (10,164,657)       (102,673)    (10,267,330)
Net loss - current year                         (7,302)            (74)         (7,376)
Cash distributions to partners to date      (2,038,520)        (20,592)     (2,059,112)
Repurchase of limited partnership Units        (40,406)           --           (40,406)
                                           ------------    ------------    ------------
Balances at September 30, 1999            $   (466,364)   $   (123,239)   $   (589,603)
                                           ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on April 1, 1999.

                            NTS-PROPERTIES PLUS, LTD.
                            -------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
                                        -------------            -------------
                                       1999        1998        1999         1998
                                       ----        ----        ----         ----
REVENUES:
---------
Rental income                      $ 143,233    $ 211,293   $ 501,888    $ 675,062
Gain on sale of assets                 7,925         --         7,925         --
Interest and other income              4,189          553       6,851        2,429
                                   ---------    ---------   ---------    ---------

                                     155,347      211,846     516,664      677,491
EXPENSES:
---------
Operating expenses                    23,315       33,198      74,154       97,557
Operating expenses - affiliated       11,532       16,140      42,870       48,243
Interest expense                      47,088       77,726     160,194      236,281
Management fees                        8,701       12,909      29,927       41,698
Real estate taxes                     12,895       18,803      46,490       57,149
Professional and administrative
expenses                              20,108       11,670      53,329       36,668
Professional and administrative
expenses - affiliated                 13,405        7,276      33,695       35,796
Depreciation and amortization         24,062       22,600      83,381       77,603
                                   ---------    ---------   ---------    ---------

                                     161,106      200,322     524,040      630,995
                                   ---------    ---------   ---------    ---------

Net income (loss)                  $  (5,759)   $  11,524   $  (7,376)   $  46,496
                                   =========    =========   =========    =========

Net income (loss) allocated to
the limited partners               $  (5,701)   $  11,409   $  (7,302)   $  46,031
                                   =========    =========   =========    =========


Net income (loss) per limited
partnership Unit                   $   (0.01)   $    0.02   $   (0.01)   $    0.07
                                   =========    =========   =========    =========

Weighted average number of units     646,600      658,402     652,851      661,113
                                   =========    =========   =========    =========

                            NTS-PROPERTIES PLUS, LTD.
                            -------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                      Nine Months Ended September 30,
                                      -------------------------------
                                            1999         1998
                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES*
-------------------------------------
Net income (loss)                       $  (7,376)   $  46,496
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization            83,381       77,603
  Loss on sale of assets                       56         --
  Changes in assets and liabilities:
  Cash and equivalents - restricted       (34,028)     (68,574)
  Accounts receivable                       8,837       20,258
  Deferred leasing commissions             14,054       12,879
  Other assets                             14,211       (3,132)
  Accounts payable - operations            21,135     (272,722)
  Security deposits                        (3,358)       4,183
  Other liabilities                        32,242       60,864
                                         ---------    ---------

Net cash provided by (used in)
 operating activities                     129,154     (122,145)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and
 amenities                                (34,451)     (15,476)
Sale of land, buildings and amenities      31,323         --
Change in ownership of Joint Venture
 (Note 8)                                 138,194         --
                                         ---------    ---------
Net cash provided by (used in)
 investing activities                     135,066      (15,476)
                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and
 notes payable                           (171,361)    (196,088)
Increase in notes payable                  54,527      350,000
Repurchase of limited partnership
Units                                     (14,757)      (5,000)
                                         ---------    ---------
Net cash provided by (used in)
financing activities                     (131,591)     148,912
                                         ---------    ---------
Net increase in cash and equivalents      132,629       11,291
                                         ---------    ---------

CASH AND EQUIVALENTS, beginning of
 period                                    53,634       39,940
                                         ---------    ---------

CASH AND EQUIVALENTS, end of period     $ 186,263    $  51,231
                                         =========    =========

Interest paid on a cash basis           $ 151,965    $ 237,264
                                         =========    =========


*Cash flows from Operating Activities excludes the effects of the change in the Partnership's percentage ownership in the L/U II Joint Venture (Note 8).

                            NTS-PROPERTIES PLUS, LTD.
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


The financial statements and schedules included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Commission on April 1, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1999 and 1998.

1.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Concentration of Credit Risk
     ----------------------------

     NTS-Properties Plus, Ltd. has joint venture investments in commercial properties in Kentucky (Louisville) and Florida (Ft. Lauderdale). Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space.

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

3.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes in accordance with the loan agreements with such mortgage companies and funds which the Partnership has reserved for the repurchase of limited partnership Units.

4.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $5,000, $0, and $15,572, respectively, to the reserve. During the nine months ending September 30, 1999 the Partnership funded an additional $15,000 to the reserve. On February 17, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through September 30, 1999, the Partnership has repurchased 42,002 Units for $35,329 at prices ranging from $0.70 to $1.00 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and

     ---------------------------------------

     does not purport to represent the fair market value or liquidation value of the Units. The balance in the reserve at September 30, 1999 is $0. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

5.   Mortgages and Notes Payable
     ---------------------------

     Mortgages and notes payable consist of the following:


                                                    September 30,   December 31,
                                                        1999           1998
                                                        ----           ----
       Mortgage  payable to an insurance  company,
       bearing interest at a fixed rate  of  8.5%,
       due November 15, 2005, secured by land  and
       buildings.                                     $1,242,725     $1,352,832

       Mortgage  payable to an insurance  company,
       bearing interest at a fixed rate of 8.125%,
       due August 1, 2008,  secured  by  land  and
       buildings.                                        418,710        661,446

       Mortgage  payable to an insurance  company,
       bearing interest at a fixed rate of 8.125%,
       due August 1, 2008,  secured  by  land  and
       buildings.                                        389,175        614,788

       Note payable  to a bank,  bearing  interest
       at a fixed rate of  8.5%, due  January  29,
       2000, collateral provided by NTS  Financial
       Partnership,an affiliate of NTS Development
       Company.                                          164,527        110,000
                                                       ----------     ----------

                                                      $2,215,137     $2,739,066
                                                       ==========     ==========

     Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is $2,121,018.

6.   Basis of Property
     -----------------

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard during the periods ended September 30, 1999 and 1998 did not result in an impairment loss.

7.   Related Party Transactions
     --------------------------

     Property management fees of $8,701 and $29,927 (1999) and $12,909 and $41,698 (1998) were paid to NTS Development Company, an affiliate of the General Partner of the Partnership, during the three months and nine months ended September 30. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $644 and $1,123 as repair and maintenance fees during the three months and nine months ended September 30, 1999, and $405 and $590 during the three months and nine months ended September 30, 1998, and has capitalized these costs as part of land, buildings and amenities.

     As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months and nine months ended September 30, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.



                             Three Months Ended          Nine Months Ended
                                September 30,               September 30,
                                -------------               -------------
                              1999          1998         1999          1998
                              ----          ----         ----          ----
         Administrative    $ 16,694      $  9,508     $ 42,562      $ 42,575
         Leasing              5,462         4,525       20,358        15,449
         Property Manager     7,916        10,621       23,182        31,658
         Other               (1,904)          996          611         1,989
                            --------      --------     --------       -------

                           $ 28,168      $ 25,650     $ 86,713      $ 91,671
                            ========      ========     ========       =======

     Accounts payable - operations includes approximately $47,534 and $16,600 due to NTS Development Company on September 30, 1999 and December 31, 1998, respectively. NTS Development Company (the Company) has agreed to defer amounts owed to it by the Partnership as of December 31, 1998 and those amounts that will accrue during the fiscal year 1999 through the period ending January 1, 2000. In addition, the Company will provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they come due during the period ending January 1, 2000. Management believes the Company has the financial resources to fulfill that commitment. There can be no assurances that this level of support will continue past January 1, 2000.

8.   Transactions  Affecting  the  Investment  in  Lakeshore/University II Joint
     ---------------------------------------------------------------------------
     Venture
     -------

     On July 1, 1999, NTS-Properties V contributed $1,737,000 to the Lakeshore/University II Joint Venture (L/U II Joint Venture). The other partners in the Joint Venture, including NTS-Properties Plus, did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the Joint Venture decreased. Effective July 1, 1999, NTS-Properties Plus' percentage of ownership in the Joint Venture is 8.40%, as compared to 12.57% prior to July 1, 1999.

     On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership expects to use the net proceeds from the sale of the land to help fund the construction of Lakeshore Business Center III.

9.   Segment Reporting
     -----------------

     The Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to limited partners. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No. 131. The Partnership's chief operating decision maker is the General Partner. The Company's reportable operating segments include only one segment - Commercial Real Estate Operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. MD&A should be read in conjunction with the financial statements in
Item 1, and the cautionary statements below.

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed, or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                         1999 (1)          1998
                                                         --------          ----
    Property owned in Joint Venture with NTS-Properties
    ---------------------------------------------------
    IV and NTS-Properties VII,  Ltd.  (Ownership  %  at
    ---------------------------------------------------
    September 30, 1999)
    -------------------

    Blankenbaker Business Center 1A (39%)                 100%             100%

    Properties  owned  through  Lakeshore/University II
    ---------------------------------------------------
    Joint Venture (L/U II Joint Venture)
    ------------------------------------

    Lakeshore Business Center Phase I (2)(3)               74%              82%
    Lakeshore Business Center Phase II (3)                 86%              86%
    University Business Center Phase II (4)                N/A              88%

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) In the opinion of the General partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) Ownership percentage was 12% as of September 30, 1998 and 8% as of September 30, 1999. See Note 8.

(4) Ownership percentage as of September 30, 1998 was 12%. On October 6, 1998, University Business Center Phase II was sold.

Average occupancy levels at the Partnership's properties during the three months and nine months ended September 30 were as follows:

                                                        Three Months Ended      Nine Months Ended
                                                           September 30,          September 30,
                                                       -------------------      ------------------
                                                        1999          1998      1999          1998
                                                        ----          ----      ----          ----
    Property owned in Joint Venture with NTS-Properties
    ---------------------------------------------------
    IV and NTS-Properties VII,  Ltd.  (Ownership  %  at
    ---------------------------------------------------
    September 30, 1999)
    ---------------------
    Blankenbaker Business Center 1A (39%)               100%          100%      100%         100%

    Properties owned  through  Lakeshore/University  II
    ---------------------------------------------------
    Joint Venture (L/U II Joint Venture)
    ------------------------------------

    Lakeshore Business Center Phase I (1)(2)             73%           81%       75%          90%
    Lakeshore Business Center Phase II (1)(2)            86%           90%       86%          95%
    University Business Center Phase II (3)              N/A           86%       N/A          91%

(1)   In  the  opinion  of   the  General   Partner  of   the  Partnership,  the
      decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Ownership percentage was 12% as of September 30, 1999 and 8% as of September 30, 1999. See Note 8.

(3) Ownership percentage as of September 30, 1998 was 12%. On October 6, 1998, University Business Center Phase II was sold.

---------------------------------

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1999 and 1998 were a follows:

                                          Three Months Ended  Nine Months Ended
                                            September 30,        September 30,
                                            -------------        -------------
                                            1999     1998       1999      1998
                                            ----     ----       ----      ----
    Property  owned in Joint Venture with
    -------------------------------------
    NTS-Properties IV and  NTS-Properties
    -------------------------------------
    VII, Ltd. (Ownership %  at  September
    -------------------------------------
    30, 1999)
    ---------

    Blankenbaker Business Center 1A (39%)   $89,278  $92,907  $275,093  $271,746

    Properties  owned  through  Lakeshore
    -------------------------------------
    /University II Joint Venture (L/U  II
    -------------------------------------
    Joint Venture)
    --------------

    Lakeshore Business Center Phase I (1)   $25,013  $39,520  $109,279  $144,317
    Lakeshore Business Center Phase II (1)  $27,963  $44,297  $118,954  $164,619
    University Business Center Phase II (2)    N/A   $35,023    N/A     $ 96,242

(1) Represents ownership percentage of 12% for the nine months ended September 30, 1998. Ownership percentage is 12% for the six months ended June 30, 1999 and 8% for the three months ended September 30, 1999.

(2)        Represents ownership percentage of 12% as of September 30, 1998.   On
           October 6, 1998, University Business Center Phase II was sold.

Revenues shown in the table above, for properties owned through a joint venture, represent only the Partnership's percentage interest in those revenues.

The following is an analysis of material changes in results of operations for the periods ending September 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental and other income decreased approximately $56,000 or 27% and $161,000 or 24%, respectively, for the three months and nine months ended September 30, 1999, as compared to the same periods in 1998. Contributing to the decrease is the sale of University Business Center Phase II in October 1998. University
Business Center Phase II accounted for approximately 16% and 14% of the Partnership's rental and other income for the three months and nine months ended September 30, 1998, respectively. The decrease is also due to decreases in average occupancy at Lakeshore Business Center Phases I and II, and to a decrease in ownership of the Lakeshore/University II Joint Venture, as a result of a capital contribution made by NTS-Properties V to the Joint Venture on July 1, 1999, (see Note 8 to the Financial Statements). Partially offsetting the decreases in income is a gain on the sale of the Tract 12 land owned by the Lakeshore/University II Joint Venture of approximately $94,000. NTS-Properties Plus' share of the gain is approximately $7,900.

Period ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are representative of the entire period's results.

---------------------------------

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months and nine months ended September 30, 1999 or 1998.

Operating expenses decreased approximately $10,000 or 29% and $23,000 or 23% for the three months and nine months ended September 30, 1999, as compared to the same periods in 1998, due primarily to the sale of University Business Center Phase II in October 1998 and decreased walkway renovations at Blankenbaker Business Center 1A.

Operating expenses - affiliated decreased approximately $4,600 or 29% and $5,400 or 11% for the three months and nine months ended September 30, 1999, as compared to the same periods in 1998, due primarily to the sale of University Business Center Phase II in October 1998. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense decreased approximately $30,600 or 39% and $76,000 or 32% for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998 as a result of the reduction in debt from the sale of University Business Center Phase II in October 1998 and from regular principal payments on the remaining Joint Venture debt. The decrease is partially offset by interest incurred on the loan that the Partnership obtained in January 1998, which bears interest at 8.5%. The balance on the note payable was $164,527 and $110,000, as of September 30, 1999 and December 31, 1998, respectively.

Management Fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods may differ from the fluctuations of management fee expenses. For the three months and nine months ended September 30, 1999, as compared to the same periods in 1998, management fees decreased approximately $4,200 or 33% and $12,000 or 28%, respectively. The decrease for these periods is primarily the result of the sale of University Business Center Phase II in October 1998.

Real estate taxes decreased approximately $6,000 or 31% and $11,000 or 19% for the three months and nine months ended September 30, 1999, as compared to the same periods in 1998, primarily as a result of the sale of University Business Center Phase II in October 1998.

Also contributing to all of the decreases discussed above is a decrease in ownership of the Lakeshore/University II Joint Venture effective July 1, 1999. See Note 8 for details of a capital contribution made to the Joint Venture by NTS-Properties V affecting the change in ownership.

Professional and administrative expenses increased approximately $8,400 or 72% and $16,700 or 45% for the three months and nine months ended September 30, 1999, as compared to the same periods in 1998, primarily as a result of increased legal and outside accounting fees. Partially offsetting the increase is the decrease in ownership of the Lakeshore/University II Joint Venture discussed above.

---------------------------------

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

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I and II. At this time, the future leasing and tenant finish costs, which will be required to renew the current leases or obtain new tenants, are unknown. NTS Development Company (the Company) has agreed to defer amounts owed to it by the Partnership as of December 31, 1998 through the period ending January 1, 2000. In addition, the Company will provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they come due during the period ending January 1, 2000. Management of the Company believes the Company has the financial resources to fulfill that commitment. There can be no assurances this level of support from the Company will continue past January 1, 2000.

Cash flows provided by (used in):

                                                   1999                1998
                                                   ----                ----
                  Operating activities        $   129,154         $  (122,145)

                  Investing activities            135,066             (15,476)

                  Financing activities           (131,591)            148,912
                                               -----------          ----------

                  Net increase in cash and
                  equivalents                 $   132,629         $    11,291
                                               ===========          ==========

Net cash provided by operating activities increased approximately $251,000 for the nine months ended September 30, 1999, as compared too the same period in 1998. This increase was primarily driven by changes in the level of accounts payable, offset partially by reduced net income.

Net cash (used in) provided by investing activities for the nine months ended September 30, 1999 and 1998 was $135,066 and $(15,476), respectively. The primary reason for the increase in funds provided in 1999, as compared to 1998, is the inclusion in this section of the positive net effect on cash flow of the change in the Partnership's ownership percentage of the Lakeshore/University II Joint Venture as described in Note 8 to the Financial Statements.

Net cash (used in) provided by financing activities totaled $(131,591) and $148,912 for the nine months ended September 30, 1999 and 1998, respectively. The net cash provided by financing activities in 1998 was the result of a $350,000 loan obtained by the Partnership in January 1998 and is offset by principal payments on mortgages payable and funds restricted for the repurchase of limited partnership Units. The net cash used financing activities in 1999 is the result of principal payments on mortgages payable and funds restricted for the repurchase of limited partnership Units. This activity is partially offset by an increase in the note payable as a result of an extension of the due date from January 29, 1999 to January 29, 2000. The principal amount of the note was increased in order to cover interest owed as of the original maturity date. The Partnership also received an additional $30,000 on the note in May 1999.

-----------------------------------------------------------

The Partnership has not made any cash distributions since the quarter ended September 30, 1991. Distributions will be resumed once the Partnership has established adequate cash reserves and is generating cash from operations, which in management's opinion, is sufficient to warrant future distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing costs, tenant finish costs and other capital improvements. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) as of September 30, 1999 were $186,263.

Due to the fact that no distributions were made during the three months ended September 30, 1999 or 1998, the table, which presents that portion of the distribution, that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations, and beginning construction on Lakeshore Business Center Phase III as described later in this discussion. Changes to current tenant finish improvements are a typical part of any lease negotiation.
Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wall covering. The extent and costs of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

The  Partnership  has  no  material   commitments  for  renovations  or  capital
improvements as of September 30, 1999.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1996. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $5,000, $0, and $15,572, respectively, to the reserve.

During the nine months ended September 30, 1999, the Partnership funded an additional $15,000 to the reserve. On February 17, 1997, the repurchase of Partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through September 30, 1999, the Partnership has repurchased 42,002 Units for $35,329 at a price ranging from $0.70 to $1.00 per Unit. The offering price per Unit was established by the General partner in its sole discretion and does not purport to represent fair market value or liquidation value of the Units. The balance in the reserve at September 30, 1999 was $0.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership has an 8.40% interest in the Joint Venture. The Partnership expects to use the net proceeds from the sale of the land to help fund the construction of Lakeshore Business Center III as described below.

-----------------------------------------------------------

As of September 30, 1999, the L/U II Joint Venture  intends to use the remaining
3.8 acres of the land it owns at the Lakeshore Business Center development to construct Lakeshore Business Center Phase III. Construction is expected to begin during the fourth quarter of 1999. The construction cost is currently estimated to be $4,000,000 and will be funded by a capital contribution from NTS-Properties V and debt financing. Construction will not begin until, in the opinion of the General Partners, financing on favorable terms has been obtained. On July 1, 1999, NTS-Properties V contributed capital of $1,737,000 to the L/U II Joint Venture for the construction of Lakeshore Business Center Phase III. At that time, the Partnership and NTS-Properties IV were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS-Properties IV, agreed that NTS-Properties V would make a capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interests would, as a result, decrease. Effective July 1, 1999, NTS-Properties Plus' percentage of ownership in the Joint Venture is 8.40%, as compared to 12.57% prior to July 1, 1999.

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

During the first quarter of 1999, SHPS, Inc., formerly known a Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnership's understanding, that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease term, which expires in July 2005.

The Partnership's proportionate share of the rental income from this property accounted for approximately 53% of the Partnership's rent revenues during the nine months ended September 30, 1999. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact that Sykes is under lease until July 2005 and no official notice of termination has been received.

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

Year 2000
---------

All divisions of NTS Corporation, including NTS-Properties Plus Associates, the General Partner of the Partnership, are reviewing the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

---------------------

The PILOT software system, purchased in the early 1990's, is being replaced by a Windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California will replace PILOT. The Yardi system has been tested as compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the fourth quarter of 1999.

NTS' in-house staff of programmers is modifying the few remaining systems not addressed by these conversions. The Hewlett Packard 3000 system, used by PILOT and custom applications, was purchased in 1997 and will be part of the new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The costs of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved will be approximately $6,500 during 1999. Costs incurred through December 31, 1998 were approximately $1,500. These costs include primarily purchase, lease and maintenance of hardware and software.

NTS' property management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant during the fourth quarter of 1999.

NTS is also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on its business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at the current state of readiness, the need does not presently exist for a contingency plan. NTS will continue to evaluate the need for such a plan.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At September 30, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximate $130,000 increase in the fair value of debt.

PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 5.  Other Information
         -----------------

         Mr. Richard Good, who was the Vice Chairman and former President of NTS
         Capital Corporation  and  NTS  Development   Company, retired effective
         September 3, 1999.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)          Exhibits

                      Exhibit 27. Financial Data Schedule

         (b)          Reports of Form 8-K

                      None.

Items 1,2 and 4 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                NTS-PROPERTIES PLUS, LTD.
                                                -------------------------
                                                      (Registrant)

                                      BY:      NTS-Properties Plus Associates,
                                               General Partner,
                                               BY:      NTS Capital Corporation,
                                                        General Partner


                                               /s/ Gregory A. Wells
                                               --------------------
                                               Gregory A. Wells
                                               Senior Vice President of
                                               NTS Capital Corporation


Date: November 12, 1999