Form 10-K
period 1999-12-31
NTS PROPERTIES PLUS LTD
filed 2000-03-30
CIK 818089

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

     X                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  ------
                           SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended          December 31, 1999
                                                     ---------------------------

                                                        OR

  ______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the transition period from _________ to _________

                           Commission file number                0-18952
                                                  ------------------------------

                           NTS-PROPERTIES PLUS LTD.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

              Florida                                            61-1126478
----------------------------------------                    --------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                               Identification No.)

       10172 Linn Station Road
       Louisville, Kentucky                                       40223
----------------------------------------                    --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:      (502) 426-4800
                                                    ----------------------------

Securities registered pursuant to Section 12 (b) of the Act:       None

Securities registered pursuant to Section 12 (g) of the Act:

                           Limited Partnership Interests
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES    X         NO
                                          -------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                     [X]

Exhibit Index: See page 47

Total Pages: 51

                                TABLE OF CONTENTS
                                -----------------

                                                                           Pages

                                     PART I

Items 1 and 2.             Business and Properties                          3-15

Item 3.                    Legal Proceedings                                  15

Item 4.                    Submission of Matters to a Vote
                            of Security Holders                               15


                                     PART II

Item 5.                    Market for the Registrant's Limited Partnership
                            Interests and Related Partner Matters             16

Item 6.                    Selected Financial Data                            17

Item 7.                    Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                  18-27

Item 7A.                   Quantitative and Qualitative Disclosures
                            About Market Risk                                 28

Item 8.                    Financial Statements and Supplementary
                            Data                                           29-43

Item 9.                    Changes in and Disagreements with
                            Accountants on Accounting and
                            Financial Disclosure                              44


                                    PART III

Item 10.                   Directors and Executive Officers of
                            the Registrant                                    45

Item 11.                   Management Remuneration and Transactions           46

Item 12.                   Security Ownership of Certain Beneficial
                            Owners and Management                             46

Item 13.                   Certain Relationships and Related Transactions     46


                                     PART IV


Item 14.                   Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K                        47-50


Signatures                                                                    51

                                     PART I

Items 1 and 2.             Business and Properties
                           -----------------------

Development of Business
-----------------------

NTS-Properties Plus Ltd. (the "Partnership") is a limited partnership which was organized under the laws of the State of Florida on April 30, 1987. The General Partner is NTS-Properties Plus Associates (a Kentucky limited partnership). As of December 31, 1999 the Partnership owned the following properties:

         - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky. NTS-Properties Plus Ltd. contributed the completed building to the joint venture between the Partnership and NTS-Properties VII, Ltd., an affiliate of the General Partner of the Partnership. It had previously acquired the completed building from an affiliate of the Partnership. In 1994, NTS-Properties IV, Ltd., ("NTS-Properties IV"), an affiliate of the General Partner of the Partnership, was admitted as a partner to the joint venture. The Partnership's percentage interest in the joint venture was 39% at December 31, 1999.

         - A joint venture interest in the Lakeshore/University II Joint Venture (L/U II Joint Venture). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties IV, NTS-Properties V and NTS/Ft. Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 8% at December 31, 1999. A description of the properties owned by the L/U II Joint Venture appears below:

                  -        Lakeshore Business Center Phase I - a business center
                           ---------------------------------
                           with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

                  -        Lakeshore  Business  Center  Phase  II  - a  business
                           --------------------------------------
                           center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

                  -        Outparcel  Business Site - approximately 3.8 acres of
                           ------------------------
                           land adjacent to the Lakeshore Business Center Development, upon which construction of Lakeshore Business Center Phase III has commenced.

The joint ventures in which the Partnership is a partner had a fee title interest in the above properties. The General Partner believes that the Partnership's properties are adequately covered by insurance.

-----------------------------------

As of December 31, 1999, the Partnership's properties were encumbered by mortgages as shown in the table below:

                                    Interest         Maturity         Balance
      Property                        Rate             Date         at 12/31/99
      -------                         ----             ----         -----------
Blankenbaker Business Center 1A       8.5%          11/15/05 (1)   $1,203,015(2)

Lakeshore Business Center
Phase I                               8.125         08/01/08 (3)   $  381,657

Lakeshore Business Center
Phase II                              8.125         08/01/08 (3)   $  410,622

(1)      Current   monthly   principal   payments  are  based  upon  an  11-year
         amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(2) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31, 1999. The outstanding balance of the mortgage at December 31, 1999 was $3,121,473.

(3)      Current   monthly   principal   payments   are  based  upon  a  12-year
         amortization schedule. At maturity, the mortgage will have been repaid on the current rate of amortization.

(4) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31, 1999. The outstanding balance of the mortgage at December 31, 1999 was $4,543,531 for Phase I and $4,888,353 for Phase II.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves or additional financing where necessary.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for the purchase price of $528,405. The Partnership reflects an approximate $7,900 gain associated with this sale and expects to use the net proceeds from the sale of the land to help fund the construction of Lakeshore Business Center III.

-----------------------------------

As of December 31, 1999, the L/U II Joint Venture has a commitment, pursuant to a contract signed December 6, 1999, to construct a building to be known as Lakeshore Business Center Phase III on the 3.8 acres of land it owns at the
Lakeshore Business Center development. Site work began in December 1999 and shell construction began first quarter 2000. The construction costs are currently estimated to be $4,000,000 and will be funded by a $1,737,000 capital contribution from NTS-Properties V made in July 1999 and approximately $2,680,000 debt financing obtained subsequent to December 31, 1999. The Partnership and NTS-Properties IV, which prior to July 1, 1999 had a 12% and 18% interest respectively in the L/U II Joint Venture were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS-Properties IV agreed that NTS- Properties V would make the capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest would, as a result, decrease to 8% and 12% respectively. (See Item 8 Note 13 for information of debt financing obtained by the Partnership for the construction of Lakeshore Business Center Phase III).

The Partnership had no other material commitments for renovations or capital improvements at December 31, 1999.

Financial Information About Industry Segments
---------------------------------------------

The Partnership has been engaged solely in the business of developing, constructing, owning and operating commercial real estate. A presentation of information concerning industry segments is not applicable. See Note 12 in Item 8 for information regarding the Partnership's operating segments.

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

-------------------

The Partnership currently holds minority interests in three properties and thus cannot effect decisions made by NTS affiliate partnerships holding a majority position in these properties. The Partnership does not possess the resources to contribute to improvements of any significant amount and has seen its minority interest further decline as a result of the contributions made by the financially stronger majority interest affiliated partnership.

Prior to December 31, 1999, NTS Development Company agreed to defer amounts owed to it by the Partnership. NTS Development Company, an affiliate of the General Partner (NTS), prior to January 1, 2000, also agreed to provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they came due through January 1, 2000. NTS Development Company did not extend the commitment past January 1, 2000.

NTS Development Company after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership.

Accordingly, without an infusion of cash or a sale of partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. The Partnership is evaluating alternatives and expects to decide on a course of action during the second quarter of 2000.

Blankenbaker Business Center 1A
-------------------------------

Sykes HealthPlan Services Bureau, Inc. (SHPS, Inc.) has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which excludes the cost of utilities, is $7.48 per square foot. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. Sykes HealthPlan Services Bureau, Inc. is a professional service-orientated organization which deals in insurance claim processing. The occupancy level at the business center as of December 31, 1999, 1998, 1997, 1996 and 1995 was 100%. See Item 7 for average occupancy levels for the periods ending December 31, 1999, 1998, and 1997.

The following table contains approximate data concerning the lease in effect on December 31, 1999:

                                          Sq. Ft. and
                                            % of Net            Current
                         Year of            Rentable          Annual Rental
     Name               Expiration           Area (1)        Per Square Foot
     ----               ----------           ----            ---------------
Sykes HealthPlan
 Services Bureau, Inc.     2005          100,640 (100%)          $ 7.48

(1) Rentable area includes ground floor and mezzanine square feet.

-------------------------------------------

It has previously been reported that SHPS, Inc. intended to consolidate its operations and build its corporate headquarters in Jefferson County, Kentucky. SHPS, Inc. occupies 100% of Blankenbaker Business Center 1A. The Partnership believes that SHPS, Inc. no longer intends to build a Corporate Headquarters. As of December 31, 1999, it is the Partnership's understanding that SHPS, Inc., intends to occupy the space at Blankenbaker Business Center 1A through the duration of the lease term, which expires in July 2005.

Lakeshore Business Center Phase I
---------------------------------

As of December 31, 1999, there were 29 tenants leasing space aggregating approximately 76,069 square feet of rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service orientated organizations. The principal occupations/professions practiced include telemarketing services, financial services and computer integration services. There are no tenants that lease 10% or more of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 73% (1999), 85% (1998), 96% (1997) and 92% (1996 and 1995). See Item 7 for
average occupancy levels for the periods ending December 31, 1999, 1998 and 1997.

Lakeshore Business Center Phase II
----------------------------------

As of December 31, 1999, there were 20 tenants leasing space aggregating approximately 70,417 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service-oriented organizations. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. One tenant individually leases more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 72% (1999), 79% (1998), 100% (1997), 89% (1996)
and 72% (1995). See Item 7 for average occupancy levels for the periods ending December 31, 1999, 1998 and 1997.

The following table contains approximate data concerning the major lease in effect on December 31, 1999:

                                                                     Current
                       Year of          Sq. Ft. and % of          Annual Rental
                     Expiration         Net Rentable Area        Per Square Foot
                     ----------         -----------------        ---------------

Major tenant (1):
     1                  2002              14,665 (15.1%)             $15.30

(1) Major tenants are those that individually occupy 10 percent or more of the rentable square footage.

Description of Real Property
----------------------------

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                        Federal         Realty         Annual
                                       Tax Basis       Tax Rate     Realty Taxes
                                       ---------       --------     ------------

Property Owned in Joint Venture
-------------------------------
with  NTS-Properties IV and NTS-
--------------------------------
Properties VII, Ltd.
--------------------

Blankenbaker Business Center 1A       $ 7,356,545     $  .010710      $  55,850

Properties Owned through
------------------------
Lakeshore/University II Joint
-----------------------------
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center Phase I      10,273,821        .025496        162,680

Lakeshore Business Center
 Phase II                              12,263,794        .025496        174,122

Percentage ownership has not been applied to the information in the above table for properties owned through a joint venture.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and life of the lease for tenant improvements.

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

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. The lease expanded Prudential's leased space by approximately 15,000 square feet and extended its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential occupied 100% of the business center. The Partnership was not in a position to contribute additional capital, nor was NTS- Properties VII, Ltd. in a position to contribute all of the capital required for the project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. The Partnership agreed to the admission of NTS- Properties IV to the Joint Venture, and to the capital contributions by NTS- Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the Joint Venture were calculated with the admission of NTS-Properties IV. No future contributions are anticipated as of December 31, 1999.

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

----------------------------------------

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 39% at December 31, 1999.

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

----------------------------------------

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

        Loan Balance
        at 12/31/99                            Encumbered Property
        -----------                            -------------------
        $4,543,531                       Lakeshore Business Center Phase I
        $4,888,353                       Lakeshore Business Center Phase II

The loans are recorded as liabilities of the Joint Venture. The Partnership's proportionate interest in the loans at December 31, 1999 is $792,279 ($381,657 and $410,622). The mortgages bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization.

On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owned a 12% interest as of October 6, 1998. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalties). NTS-Properties Plus, Ltd. reflected a gain of approximately $2,080,000 associated with this sale in the fourth quarter of 1998. Net cash proceeds received by the Partnership from the L/U II Joint Venture, as a result of a cash distribution of the proceeds from the sale, were approximately $308,000. NTS-Properties Plus, Ltd. used a portion of the cash distribution to make a $240,000 payment on the $350,000 loan obtained in January 1998. A portion of the distribution was also used to repay approximately $27,000 owed to NTS Development Company, an affiliate of the General Partner for operating expenses.

On July 1, 1999, NTS-Properties V contributed $1,737,000 to the Lakeshore/University II Joint Venture. The other partners in the Joint Venture, including NTS-Properties Plus, did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the Joint Venture decreased. Effective July 1, 1999, NTS-Properties Plus' percentage of ownership in the Joint Venture is 8.40%, as compared to 12.57% prior to July 1, 1999.

On July 23, 1999, the L/U II Joint Venture sold 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership reflects a gain of approximately $7,900 associated with this sale in the third quarter 1999 and expects to use the net proceeds from the sale of the land to help fund the construction of Lakeshore Business Center III. See above for details of the Partnership's intention to build Lakeshore Business Center III.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interest. The term Net Cash Flow means the excess, if any, of (A) the sum of (i) the gross receipts of the Joint Venture Properties for such period (including loan proceeds), other than capital

----------------------------------------

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

Net income or net loss is allocated between the partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 8.40% at December 31, 1999.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1999, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Plus Associates, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Plus Associates. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received $38,234 for the year ended December 31, 1999. The fee is equal to 6% of gross revenues from the Partnership's properties.

------------------------------------

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1999, the Management Agreement is still in effect.

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

Item 3.  Legal Proceedings
         -----------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

None.

                                     PART II

Item 5.      Market for Registrant's  Limited Partnership  Interests and Related
             -------------------------------------------------------------------
             Partner Matters
             ---------------

There is no established trading market for the limited partnership interests, nor is one likely to develop. The Partnership had 995 limited partners as of February 29, 2000. Cash distributions and allocations of net income (loss) are made as described in Note 1D to the Partnership's 1999 financial statements in
Item 8.

No distributions were paid during 1999, 1998 or 1997. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 1999, 1998 or 1997, the table which presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Item 6.  Selected Financial Data (4)
         ---------------------------

For the years ended December 31, 1999, 1998, 1997, 1996 and 1995.
                                             1999              1998                1997           1996            1995
                                             ----              ----                ----           ----            ----
Rental and other
 income                                 $    648,854       $    860,034       $    827,978    $    833,162    $    955,654
Gain on sale of
 property                                      7,925          2,083,049               --              --              --

Total expenses                              (670,842)          (808,138)          (905,412)       (978,219)     (1,341,884)
                                        ------------       ------------       ------------    ------------    ------------

Income (loss) before
 extraordinary item                          (14,063)         2,134,945            (77,434)       (145,057)       (386,230)
Extraordinary item                              --             (108,430)              --              --              --
                                        ------------       ------------       ------------    ------------    ------------

Net income (loss)                       $    (14,063)      $  2,026,515       $    (77,434)   $   (145,057)   $   (386,230)
                                        ============       ============       ============    ============    ============

Net income (loss) allocated to:
 General Partner                        $       (141)      $     20,265       $       (774)   $     (1,451)   $     (3,862)
 Limited partners                       $    (13,922)      $  2,006,250       $    (76,660)   $   (143,606)   $   (382,368)

Net income (loss)
 per limited
 partnership unit                       $      (0.02)      $       3.04       $      (0.12)   $      (0.21)   $      (0.56)

Weighted average
 number of limited
 partnership units                           650,531            660,429            666,248         685,634         685,647

Cumulative net loss
 allocated to:
  General Partner                       $   (102,814)      $   (102,673)      $   (122,938)   $   (122,164)   $   (120,713)
  Limited partners                      $(10,178,579)      $(10,164,657)      $(12,170,907)   $(12,094,247)   $(11,950,641)

Cumulative taxable loss allocated to:
  General Partner                       $    (17,709)      $    (17,861)      $    (42,692)   $    (42,315)   $    (51,054)
  Limited partners                      $ (3,879,335)      $ (3,904,694)      $ (6,283,963)   $ (6,241,493)   $ (6,244,619)

Cumulative
 distributions
 declared:
  General Partner                       $     20,592       $     20,592       $     20,592    $     20,592    $     20,592
  Limited partners                      $  2,038,520       $  2,038,520       $  2,038,520    $  2,038,520    $  2,038,520

At year end:
Land, buildings and
 amenities                              $  1,423,671       $ 2,040,099 (3)    $  1,092,998    $  1,218,046    $  1,351,777

Total assets                            $  1,736,851       $  2,296,893       $  1,370,774    $  1,571,288    $  1,720,292

Mortgages and notes
 payable                                $  2,160,294       $  2,739,066       $  3,528,058    $  3,770,347    $  3,871,374

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.
(1) See Item 8 Note 10 for details of the sale of 2.4 acres of land adjacent to the Lakeshore Business Center in July 1999.
(2) See Item 8 Note 10 for details of the sale of University Business Center Phase II to Silver City Properties, Ltd. on October 6, 1998.
(3) Increase of approximately $947,000 is primarily due to negative book basis in University Business Center Phase II retired in the fourth quarter of 1998 as a result of the sale of the property to Silver City Properties, Ltd.
(4) See Item 8 Note 1B Partnership's Plans Relative to Continuing Operations.

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

The Partnership currently holds minority interests in three properties and thus cannot effect decisions made by NTS affiliate partnerships holding a majority position in these properties. The Partnership does not possess the resources to contribute to improvements of any significant amount and has seen its minority interest further decline as a result of the contributions made by the financially stronger majority interest affiliated partnership.

Prior to December 31, 1999, NTS Development Company agreed to defer amounts owed to it by the Partnership. NTS Development Company, an affiliate of the General Partner (NTS), prior to January 1, 2000, also agreed to provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they came due through January 1, 2000. NTS Development Company did not extend the commitment past January 1, 2000.

NTS Development Company after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership.

Accordingly, without an infusion of cash or a sale of partnership assets the Partnership may not be able to meet its obligations as they come due in the normal course of business. The Partnership is evaluating alternatives and expects to decide on a course of action during the second quarter of 2000.

Occupancy Levels
----------------
The occupancy levels at the Partnership properties as of December 31 were as follows:

                                               1999(1)         1998        1997
                                               -------         ----        ----

Property owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties VII, Ltd.
------------------------------------------
(ownership % at December 31, 1999)
----------------------------------

Blankenbaker Business Center 1A (39%)            100%          100%        100%

Properties owned through Lakeshore/University
---------------------------------------------
II Joint Venture (L/U II Joint Venture)
---------------------------------------

Lakeshore Business Center Phase I(2)(3)(4)        73%           85%         96%

Lakeshore Business Center Phase II(2)(4)          72%           79%        100%

University Business Center Phase II (5)           N/A           N/A         99%

                       (Footnotes continued on next page)

----------------------------

(1)    Current  occupancy  levels  are  considered  adequate  to  continue   the
       operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(3) As of December 31, 1999, one new five-year lease totaling 2,406 square feet was signed at Lakeshore Business Center I. The tenant took occupancy during the first quarter of 2000 and the business center's occupancy has increased to 76%.

(4) Ownership percentage was 12% at December 31, 1997 and 1998 and 8% as of December 31, 1999. See Item 8 Note 4C.

(5) On October 6, 1998, University Business Center Phase II was sold. See below for details of this transaction. Ownership percentage as of December 31, 1997 was 12%.

Average occupancy levels at the Partnership properties as of December 31 were as follows:

                                              1999           1998         1997
                                              ----           ----         ----
Property owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties VII, Ltd.
------------------------------------------
(ownership % at December 31, 1999)
----------------------------------

Blankenbaker Business Center 1A (39%)          100%            100%       100%

Properties owned through Lakeshore/University
---------------------------------------------
II Joint Venture (L/U II Joint Venture)
---------------------------------------

Lakeshore Business Center Phase I (1)(2)        74%             88%        96%

Lakeshore Business Center Phase II (1)(2)       85%             91%        94%

University Business Center Phase II (3)         N/A             91% (4)    99%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Ownership percentage was 12% as of December 31,1997 and 1998 and 8% as of December 31, 1999.

(3) On October 6, 1998, University Business Center Phase II was sold. See below for details of this transaction.

(4)    Represents average occupancy through October 6, 1998.

Rental and Other Income
-----------------------

The rental and other income generated by the Partnership's properties for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                    1999             1998             1997
                                    ----             ----             ----
Property owned in Joint
-----------------------
Venture with
------------
NTS-Properties IV and
---------------------
NTS-Properties VII, Ltd.
------------------------
(ownership % at December
------------------------
31, 1999)
---------

Blankenbaker Business
Center 1A (39%)                  $  357,122      $  364,750       $  366,251

Properties owned through
------------------------
Lakeshore/University II
-----------------------
Joint Venture (L/U II
---------------------
Joint Venture)
--------------

Lakeshore Business Center
Phase I (1)                      $  135,841      $  187,827       $  178,745

Lakeshore Business Center
Phase II (1)                     $  148,486      $  205,984       $  177,396

University Business Center
Phase II                              N/A        $   98,039 (2)(3)$  104,600 (3)

Revenues shown in the table above for properties owned through a joint venture represent only the Partnership's percentage interest in those revenues.

(1) Represents ownership percentage of 12% for the periods ending December 31, 1997 and 1998. Ownership percentage is 12% for the six months ended June 30, 1999 and 8% for the six months ended December 31, 1999.

(2) On October 6, 1998, University Business Center Phase II was sold. See below for the details of this transaction. Revenues shown here represent 1998 income through the date of disposition.

(3)  Revenues for 1998 and 1997 are reported at 12% ownership.

The following is an analysis of material changes in results of operations for the periods ending December 31, 1999, 1998 and 1997. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

-----------------------------------

Rental and other income decreased approximately $211,000 or 25% in 1999. The decrease was primarily a result of the sale of University Business Center Phase II in October 1998. University Business Center Phase II accounted for approximately 11% of the Partnership's rental and other income for the twelve months ended December 31, 1998. The decrease is also due to decreases in average occupancy at Lakeshore Business Center Phases I and II, and to a decrease in ownership of the Lakeshore/University II Joint Venture, as a result of a capital contribution made by NTS-Properties V to the Joint Venture on July 1, 1999, (see
Item 8 Note 4C to the Financial Statements).

Year ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire year's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the periods ended December 31, 1999, 1998 or 1997.

The 1999 gain on sale of assets was a result of the sale of Tract 12 land by the Lakeshore/University II Joint Venture. The gain totaled $94,347. NTS-Properties Plus' share of the gain is approximately $7,900.

The 1998 gain on sale of assets was the result of selling University Business Center Phase II. On October 6, 1998 pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owned a 12% interest as of the date of the sale. Portions of the proceeds from this sale were immediately used to pay outstanding debt of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalties). Net cash proceeds received by the Partnership from the L/U II Joint Venture, as a result of a cash distribution of the proceeds from the sale, were approximately $308,000. NTS Properties Plus, Ltd. used a portion of the cash distribution to repay $240,000 of the $350,000 loan obtained by the Partnership in January 1998. A portion of the distribution was also used to repay approximately $27,000 owed to NTS Development Company, an affiliate of the General Partner for operating expenses (See Note 9 Related Party Transactions).

Operating expenses decreased approximately $34,600 or 28% in 1999 due primarily to decreased exterior building renovations at Blankenbaker Business Center 1A, decreased repairs at Lakeshore Business Center II for parking lot sealing and coating and due to the fact that University Business Center Phase II was sold October 6, 1998. Also contributing to the decrease was a decrease in ownership of the L/U II Joint Venture effective July 1, 1999.

-----------------------------------

Operating expenses decreased approximately $23,000 or 16% in 1998 as a result of decreased exterior building renovations at Blankenbaker Business Center 1A and due to the sale of University Business Center Phase II on October 6, 1998.

Operating expenses - affiliated decreased approximately $7,400 or 12% in 1999 and increased approximately $5,700 or 10% in 1998. The 1999 decrease is primarily due to the sale of University Business Center Phase II on October 6, 1998 and a decrease in ownership of the Lakeshore/University II Joint Venture therefore reducing the Partnership's proportionate share of affiliated operating expenses (See Item 8 Note 4C). The 1998 increase is a result of increased salary costs. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense decreased approximately $87,000 or 30% in 1999 and approximately $10,000 or 3% in 1998 as a result of the reduction in debt from the sale of University Business Center Phase II (see discussion above) and from regular principal payments. The decrease is also due to continued principal payments on the L/U II Joint Venture's and Blankenbaker Business Center 1A's debt and a reduction in ownership of the L/U II Joint Venture as of July 1, 1999. The decrease is partially offset by interest incurred on the loan that the Partnership obtained in January 1998, which bears interest at 8.5%. The balance on the note payable was $165,000 and $110,000 at December 31, 1999 and 1998, respectively.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is recorded on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense. Management fees decreased approximately $14,000 or 27% in 1999 primarily as a result of the sale of University Business Center II in 1998 and a reduction in ownership of the L/U II Joint Venture effective July 1, 1999.

Real estate taxes decreased approximately $13,400 or 18% in 1999 primarily as a result of the University Business Center Phase II sale on October 6, 1998 and a reduction in ownership of the L/U II Joint Venture effective July 1, 1999.
Partially offsetting the decrease is an increase in expense at Lakeshore Business Center Phase I resulting from a 1997 refund of overpayment of property taxes received in 1998.

Real estate taxes decreased approximately $9,000 or 11% in 1998 as a result of decreased property tax assessments for Lakeshore Business Center Phases I and II and the sale of University Business Center Phase II in October 1998 (see discussion above).

Professional and administrative expenses increased approximately $24,000 or 53% in 1999 as a result of increased legal fees relating to the Tender Offers and increased outside accounting fees. Partially offsetting the increase is the decrease in ownership of the L/U II Joint Venture discussed above.

-----------------------------------

Depreciation and amortization decreased approximately $51,000 or 32% in 1998. The decrease is the result of a portion of the original assets at Blankenbaker Business Center 1A becoming fully depreciated and the result of the sale of University Business Center Phase II in October 1998 (see discussion above). Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the life of the lease for tenant improvements. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $4,868,000.

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

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow in 1999 and 1997 was derived from operating activities. The majority of the Partnership's cash flow in 1998 was derived from investing activities primarily as a result of proceeds received from the sale of University Business Center Phase II (see discussion above for details of this transaction). Cash flows used in investing activities include tenant finish improvements. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wall covering. The extent and cost of these improvements are determined by the size of the space and whether the improvements are for a new tenant or incurred because of a lease renewal. Cash flows used in financing activities are for loan costs, principal payments on mortgages and notes payable and repurchases of limited partnership Units. The Partnership utilized the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. The Partnership does not expect any material change in the mix and relative cost of capital resources except that which is discussed in the following paragraph.

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I , II and III. At this time, the future leasing and tenant finish costs which will be required to renew the current leases or obtain new tenants are unknown.

-----------------------------------------------------------

Cash flows provided by (used in):

                              1999                  1998                1997
                              ----                  ----                ----
Operating activities     $     208,453         $   (131,422)       $    282,404
Investing activities            86,941            1,035,142             (30,868)
Financing activities          (185,230)            (890,026)           (254,540)
                            -----------          -----------         -----------
Net increase (decrease)
 in cash and equivalents $     110,164         $     13,694        $     (3,004)
                            ===========          ===========         ===========

Net cash provided by operating activities increased approximately $340,000 in 1999. This increase was primarily driven by changes in the level of accounts payable due to cash flow constraints of the Partnership.

Net cash provided by operating activities decreased approximately $413,000 in 1998. This decrease was driven by decreased accounts payable due to additional borrowings under the Partnership's credit agreement.

Net cash provided by investing activities decreased approximately $948,000 in 1999 as compared to 1998. The decrease is primarily a result of the 1998 balance including the Partnership's proportionate share of the proceeds received from the sale of University Business Center Phase II in October 1998. The decrease is partially offset by the positive net effect on cash flow in 1999 of the change in the Partnership's ownership percentage of the Lakeshore/University II Joint Venture as described in Note 4C to the Financial Statements.

Net cash provided by investing activities increased approximately $1,066,000 in 1998 as compared to 1997. The increase is primarily a result of the
Partnership's proportionate share of proceeds received from the sale of University Business Center Phase II in the fourth quarter of 1998.

The decrease of approximately $705,000 of net cash used in financing activities in 1999 is primarily driven by a reduction in net payments on mortgages. The increase of approximately $635,000 in net cash used in financing activities in 1998 was the result of increased net payments on mortgages and payment of the prepayment penalty on University Business Center II debt.

The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of December 31) were $163,798, $53,634 and $39,940 at December 31, 1999, 1998 and 1997, respectively. See Item 8 Note 1B to the Financial Statements of this Form 10-K for a discussion of the Partnership's plans relative to continuing operations.

Due to the fact that no distributions were made during 1999, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

-----------------------------------------------------------

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wall covering. The extent and cost of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations, cash reserves or additional financing where necessary.

As of December 31, 1999, the L/U II Joint Venture has a commitment, pursuant to a contract signed December 6, 1999, to construct a building to be known as Lakeshore Business Center Phase III on the 3.8 acres of land it owns at the Lakeshore Business Center Development. Site work began in December 1999 and shell construction began first quarter 2000. Construction costs are currently estimated to be $4,000,000 and will be funded by a $1,737,000 capital contribution from NTS-Properties V and approximately $2,680,000 debt financing obtained subsequent to December 31, 1999. Construction is expected to be completed by the fourth quarter of 2000. See Item 8 Note 4C for details of the capital contribution made by NTS-Properties V and Note 13 for details of debt financing obtained by the Partnership subsequent to December 31, 1999.

The Partnership has no other material commitments for renovations or capital improvements as of December 31, 1999.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1996. During the years ended December 31, 1999, 1998 and 1997, the Partnership funded $14,757, $5,000 and $12,251, respectively, to the reserve. On February 17, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through December 31, 1999, the Partnership has repurchased 42,002 Units for $35,329 at a price ranging from $0.70 to $1.00 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at December 31, 1999 was $0.

On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership has an 8.40% interest in the Joint Venture. The Partnership reflects a gain of approximately $7,900 associated with this sale in the third quarter of 1999 and expects to use the net proceeds from the sale of the land to help fund the construction of Lakeshore Business Center III as described below.

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

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties Plus, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advance management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, was replaced by a windows based network system both for NTS' headquarter functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California was selected to replace PILOT. The Yardi system is fully implemented and operational as of December 31, 1999. There have been no Year 2000 related problems with this system.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the of the costs involved were approximately $5,000 in 1999 and 1998. These costs primarily include the purchase, lease and maintenance of hardware and software.

At the date of this filing the Partnership did not experience any significant operating issues relative to the Year 2000 issue. Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure of our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 2000 and beyond.

Cautionary Statements
---------------------

The Partnership currently holds minority interests in three properties and thus cannot effect decisions made by NTS affiliate partnerships holding a majority position in these properties. The Partnership does not possess the resources to contribute to improvements of any significant amount and has seen its minority interest further decline as a result of the contributions made by the financially stronger majority interest affiliated partnership.

Prior to December 31, 1999, NTS Development Company agreed to defer amounts owed to it by the Partnership. NTS Development Company, an affiliated of the General Partner (NTS), prior to January 1, 2000, also agreed to provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they came due through January 1, 2000. NTS Development Company did not extend the commitment past January 1, 2000.

NTS Development Company after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership.

Accordingly, without an infusion of cash or a sale of partnership assets the Partnership may not be able to meet its obligations as they come due in the normal course of business. The Partnership is evaluating alternatives and expects to decide on a course of action during the second quarter of 2000.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At December 31, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximately $61,000 decrease in the fair value of debt.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties Plus Ltd., a Florida Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties Plus Ltd. (a Florida limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties Plus Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that NTS-Properties Plus, Ltd. will continue as a going concern. As discussed in Note 1B to the financial statements, NTS-Properties Plus, Ltd. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                                   ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 24, 2000

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------

                                                  1999          1998
                                                  ----          ----
ASSETS
------
Cash and equivalents                         $   163,798    $    53,634
Cash and equivalents - restricted                 18,719         24,258
Accounts receivable                                3,763         14,857
Land, buildings and amenities, net             1,423,671      2,040,099
Deferred leasing commissions                      88,665        105,802
Other assets                                      38,235         58,243
                                             -----------    -----------

                                             $ 1,736,851    $ 2,296,893
                                             ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (deficit)
------------------------------------------

Mortgages and note payable                   $ 2,160,294    $ 2,739,066
Accounts payable                                 134,091         74,664
Security deposits                                 13,091         15,231
Other liabilities                                 25,669         35,406
                                             -----------    -----------

                                               2,333,145      2,864,367



Commitments and contingencies (Note 11)




Partners' equity (deficit)                      (596,294)      (567,474)
                                             -----------    -----------

                                             $ 1,736,851    $ 2,296,893
                                             ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

                                                           1999          1998            1997
                                                           ----          ----            ----
Revenues:
---------
 Rental income                                         $   639,747    $   854,180    $   826,343
 Gain on Sale of Assets                                      7,925      2,083,049           --
 Interest and other income                                   9,107          5,854          1,635
                                                        -----------    -----------    -----------

                                                           656,779      2,943,083        827,978
Expenses:
---------

 Operating expenses                                         89,925        124,500        147,540
 Operating expenses - affiliated                            55,503         62,881         57,172
 Interest expense                                          206,672        293,936        303,763
 Management fees                                            38,234         52,271         52,430
 Real estate taxes                                          60,160         73,515         82,504
 Professional and administrative
  expenses                                                  69,162         45,201         49,139
 Professional and administrative
  expenses - affiliated                                     45,098         46,041         51,513
 Depreciation and amortization                             106,088        109,793        161,351
                                                        -----------    -----------    -----------

                                                           670,842        808,138        905,412
                                                        -----------    -----------    -----------

Income (loss) before
 extraordinary item                                        (14,063)     2,134,945        (77,434)
  Extraordinary item - early
   extinguishment of debt                                     --         (108,430)          --
                                                        -----------    -----------    -----------

Net income (loss)                                      $   (14,063)   $ 2,026,515    $   (77,434)
                                                        ===========    ===========    ===========



Net income (loss) allocated
 to the limited partners:
  Income (loss) before                                 $   (13,922)   $ 2,113,596    $   (76,660)
   extraordinary item
  Extraordinary item                                          --         (107,346)          --
                                                        -----------    -----------    -----------

Net income (loss)                                      $   (13,922)   $ 2,006,250    $   (76,660)
                                                        ===========    ===========    ===========


Net income (loss) per
 limited partnership Unit:
  Income (loss) before                                 $     (0.02)   $      3.20    $     (0.12)
   extraordinary item
  Extraordinary item                                           --            (.16)           --
                                                        -----------    -----------    -----------

  Net income (loss)                                    $     (0.02)   $      3.04    $     (0.12)
                                                        ===========    ===========    ===========

Weighted average number of
 limited partnership Units                                 650,531        660,429        666,248
                                                        ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                    STATEMENTS OF PARTNERS' EQUITY DEFICIT(1)
                    -----------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------


                                  Limited        General
                                  Partners       Partners         Total
                                  --------       --------         -----

Balances at December 31, 1996   $(2,356,648)   $  (142,656)   $(2,499,304)

 Net loss                           (76,660)          (774)       (77,434)

 Repurchase of limited
  Partnership Units                 (12,251)          --          (12,251)
                                -----------    -----------    -----------
Balances at December 31, 1997    (2,445,559)      (143,430)    (2,588,989)

 Net income                       2,006,250         20,265      2,026,515

 Repurchase of limited
  Partnership Units                  (5,000)          --           (5,000)
                                -----------    -----------    -----------
Balances at December 31, 1998      (444,309)      (123,165)      (567,474)

 Net loss                           (13,922)          (141)       (14,063)

 Repurchase of limited
  Partnership Units                 (14,757)          --          (14,757)
                                -----------    -----------    -----------
Balances at December 31, 1999   $  (472,988)   $  (123,306)   $  (596,294)
                                ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

(1) For the periods presented there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board,Statement of Financial Accounting Standards,Standards Statement NO. 130,Reporting
                                                                       ---------
         Comprehensive Income.
         ---------------------

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

                                                      1999         1998           1997
                                                      ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $   (14,063)   $ 2,026,515    $   (77,434)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
Gain on sale of assets (1)                           (7,925)    (2,083,049)          --
Extraordinary item - early extinguishment
 of debt                                               --          108,430           --
  Depreciation and amortization                     106,088        109,793        161,351
  Changes in assets and liabilities:
   Cash and equivalents - restricted                  5,539         (5,030)         5,312
   Accounts receivable                               11,094         (3,326)        38,877
   Deferred leasing commissions                      17,137         24,144         23,434
   Other assets                                      43,035         (2,493)        (4,702)
   Accounts payable                                  59,427       (316,109)       122,086
   Security deposits                                 (2,140)         1,695          1,506
   Other liabilities                                 (9,739)         8,008         11,974
                                                -----------    -----------    -----------

 Net cash (used in) provided by operating
  activities                                        208,453       (131,422)       282,404
                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of building before payment
 of debt                                               --        1,054,473           --
Proceeds from the sale of land                       39,248           --             --
Additions to land, building and amenities           (59,449)       (29,800)       (30,868)
Other                                                  --           10,469           --
Change in ownership of Joint Venture                107,142           --             --
                                                -----------    -----------    -----------
 Net cash provided by (used in) investing
  activities                                         86,941      1,035,142        (30,868)
                                                -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgages and note payable               55,000        350,000           --
Principal payments on mortgages and notes
 payable                                           (225,473)    (1,138,992)      (242,289)
Early principal payment penalty                        --          (96,034)          --
Repurchase of limited partnership Units             (14,757)        (5,000)       (12,251)
                                                -----------    -----------    -----------

 Net cash used in financing activities             (185,230)      (890,026)      (254,540)
                                                -----------    -----------    -----------

 Net increase (decrease) in cash and
  equivalents                                       110,164         13,694         (3,004)

CASH AND EQUIVALENTS, beginning of year              53,634         39,940         42,944
                                                -----------    -----------    -----------

CASH AND EQUIVALENTS, end of year               $   163,798    $    53,634    $    39,940
                                                ===========    ===========    ===========

Interest paid on a cash basis                   $   194,729    $   299,685    $   304,930
                                                ===========    ===========    ===========

(1) 1999 gain is the result of the sale of Tract 12 land and 1998 gain is the result of the sale of University Business Center Phase II to Silver City Properties, Ltd. (See Item 8 Note 10 for details of these transactions).

The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

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

       B)  Partnership's Plans Relative to Continuing Operations
           -----------------------------------------------------

           The Partnership currently holds minority interests in three properties and thus cannot effect decisions made by NTS affiliate partnerships holding a majority position in these properties. The
           Partnership does not possess the resources to contribute to improvements of any significant amount and has seen its minority interest further decline as a result of the contributions made by the financially stronger majority interest affiliated partnership.

           Prior to December 31, 1999, NTS Development Company, an affiliate of the General Partner (NTS), agreed to defer amounts owed to it by the Partnership. NTS prior to January 1, 2000, also agreed to provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they came due through January 1, 2000. NTS Development Company did not extend the commitment past January 1, 2000.

           NTS Development Company after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non- affiliated expenses of the Partnership.

           Accordingly, without an infusion of cash or a sale of partnership assets the Partnership may not be able to meet its obligations as they come due in the normal course of business. The Partnership is evaluating alternatives and expects to decide on a course of action during the second quarter of 2000.

       C)  Properties
           ----------

           The Partnership owns and operates the following properties:

           - A 39% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky.

           -    An 8% joint  venture  interest  in the  Lakeshore/University  II
                Joint Venture. A description of the properties owned by the Joint Venture appears below:

                -   Lakeshore  Business  Center Phase I - a business center with
                    -----------------------------------
                    approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida.

                -   Lakeshore  Business Center Phase II - a business center with
                    -----------------------------------
                    approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

                -   Outparcel  Building Site -  approximately  3.8 acres of land
                    ------------------------
                    adjacent to the Lakeshore Business Center development, upon which construction of Lakeshore Business Center Phase III has commenced.

       -------------------------------------------

       D)  Allocation of Net Income (Loss) and Cash Distributions
           ------------------------------------------------------

           Pre-Termination Date Net Cash Receipts and Interim Net Cash Receipts, as defined in the partnership agreement and which are made available for distribution, will be distributed 99% to the limited partners and 1% to the General Partner.

           Net operating income shall be allocated to the limited partners and the General Partner in proportion to their respective cash distributions. Net operating income in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the
           General Partner until the limited partners have received cash distributions from all sources equal to their original capital; (3) the balance, 90% to the limited partners and 10% to the General Partner. Net operating losses shall be allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying Financial Statements.

       E)  Tax Status
           ----------

           The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

           A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                              1999          1998            1997
                              ----          ----            ----

Net income (loss)        $   (14,063)   $ 2,026,515    $   (77,434)
Items handled
 differently for tax
 purposes:
  Gain on sale of assets        --           96,109           --
  Write-off of
   unamortized tenant
   finish improvements        (3,682)        (3,301)        (4,606)
  Allowance for doubtful
   accounts                      (42)           (75)          (251)
  Depreciation and
   amortization               39,453        277,648        (16,778)
  Capitalized leasing
   costs                         370          1,088          1,284
  Rental income                3,168          6,116         54,937
  Other                          307           --             --
                         -----------    -----------    -----------

Taxable income (loss)    $    25,511    $ 2,404,100    $   (42,848)
                         ===========    ===========    ===========

       F)  Use of Estimates in the Preparation of Financial Statements
           -----------------------------------------------------------

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

       -------------------------------------------

       G)  Joint Venture Accounting
           ------------------------

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

       H)  Cash and Equivalents - Restricted
           ---------------------------------

           Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes in accordance with the loan agreements with such mortgage companies.

       I)  Basis of Property and Depreciation
           ----------------------------------

           Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for building and improvements, 5-30 years for amenities and the life of the lease for tenant improvements.

           Statement of Financial Accounting Standards (SAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the years ended December 31, 1999, 1998 and 1997, did not result in an impairment loss.

       J)  Rental Income and Deferred Leasing Commissions
           ----------------------------------------------

           Certain of the Partnership's lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $1,594 and $6,133 as of December 31, 1999 and 1998, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

       K)  Advertising
           -----------

           The  Partnership   expenses   advertising-type   costs  as  incurred.
           Advertising expense was immaterial to the Partnership during the years ended December 31, 1999, 1998 and 1997.

       -------------------------------------------

       L)  Statements of Cash Flows
           ------------------------

           For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       M)  Reclassification of 1998 and 1997 Financial Statements
           ------------------------------------------------------

           Certain reclassifications have been made to the December 31, 1998 and 1997 financial statements to conform with December 31, 1999 classifications. These classifications had no material effect on previously reported operations.

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

3.     Interest Repurchase Reserve
       ---------------------------

       Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1996. During the years ended December 31, 1999, 1998 and 1997, the Partnership funded $14,757, $5,000 and $12,251, respectively, to the reserve. On February 17, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet the ongoing needs of the Partnership. Through December 31, 1999, the Partnership has repurchased 42,002 Units for $35,329 at a price ranging from $0.70 to $1.00 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at December 31, 1999 was $0.

4.     Investment in Joint Ventures
       ----------------------------

       A)  NTS University Boulevard Joint Venture
           --------------------------------------

           In January 1989, the Partnership entered into a joint venture agreement with NTS-Properties V, a Maryland limited partnership, an affiliate of the General Partner of the Partnership, to develop University Business Center Phase II, an approximately 88,000 square foot business center (including approximately 10,000 square feet of mezzanine space), in Orlando, Florida. NTS-Properties V contributed land valued at $1,460,000 and the Partnership contributed development and carrying costs of approximately $8,000,000. During the second quarter of 1994, NTS- Properties V made an approximately $79,000 capital contribution to the Joint Venture. The capital contribution increased NTS-Properties V's ownership interest percentage from 16% to 17% and reduced the Partnership's ownership percentage from 84% to 83%. The contribution was made to fund a portion of the Joint
           Venture's operating costs. The net income or net loss is allocated each calendar quarter based upon the respective partnership's contribution. The Partnership's ownership share of University Business Center Phase II was 83% on January 23, 1995 prior to its contribution to the Lakeshore/University II Joint Venture.

           On January 23, 1995, the partners of the NTS University Boulevard Joint Venture contributed University Business Center Phase II to the newly formed Lakeshore/University II (L/U II) Joint Venture. For a further discussion of the L/U II Joint Venture, see Note C.

       ----------------------------------------

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

           On August 16, 1994, the Blankenbaker Business Center Joint Venture amended its joint venture agreement to admit NTS-Properties IV (an affiliate of the General Partner of the Partnership) to the Joint Venture. In accordance with the Joint Venture Agreement, NTS-Properties IV contributed $1,100,000 and NTS-Properties VII, Ltd. contributed $500,000. Additional capital was needed by the Blankenbaker Business Center Joint Venture to fund the tenant finish and leasing costs connected with the project discussed in the following paragraph. However, the Partnership was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for the project. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS- Properties VII, Ltd. the capital necessary with respect to the project. The General Partner of the Partnership agreed to the admission of NTS- Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that the Partnership's joint venture interest would, as a result, decrease.

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

           In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional capital contributions. The value of the Joint Venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference between the value of the Joint Venture's assets and the value at which they were carried on the books of the Joint Venture has been allocated to the Partnership and NTS-Properties VII, Ltd. in determining each Joint Venture partner's percentage interest. The Partnership's interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions by NTS-Properties IV and NTS- Properties VII, Ltd. The respective percentage interests of NTS- Properties IV and NTS-Properties VII, Ltd. in the Joint Venture subsequent to these capital contributions are 30% and 31%.

       ----------------------------------------

           ------------------------------------------------------

           Net income or loss is allocated each calendar quarter based on the respective partnership's contribution. The Partnership's ownership share was 39% at December 31, 1999. The Partnership's share of the Joint Venture's revenues were $357,122 (1999), $364,750 (1998)and
           $366,252 (1997). The Partnership's share of the joint venture's expenses were $393,486 (1999), $409,532 (1998) and $434,588 (1997).

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

           Lakeshore Business Center              NTS-Properties Plus Ltd.
           Phase II (-$1,023,535)

           Undeveloped land adjacent to the       NTS-Properties Plus Ltd.
           Lakeshore Business Center
           development (3.8 acres)(-$670,709)

           Undeveloped land adjacent to the       NTS/Fort Lauderdale, Ltd.
           Lakeshore Business Center
           development (2.4 acres) ($27,104)

           University Business Center             NTS-Properties V and NTS-
           Phase II ($953,236)                    Properties Plus Ltd.

           Each of the properties were contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the L/U II Joint Venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, NTS-Properties IV also contributed $750,000 to the L/U II Joint Venture. The Partnership's ownership share was 8% at December 31, 1999.

           On July 1, 1999, NTS-Properties V contributed $1,737,000 to the Lakeshore/University II Joint Venture (L/U II Joint Venture). The other partners in the Joint Venture, including NTS-Properties Plus, did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the Joint Venture decreased. Effective July 1, 1999, NTS-Properties Plus' percentage ownership in the Joint Venture is 8.40%, as compared to 12.57% prior to July 1, 1999. The Partnership's share of the joint ventures revenues was $297,619 (1999), $639,474 (1998) and $461,180 (1997).
           The Partnership's  share of the joint venture's expenses was $302,031
           (1999),  $584,635 (1998) and $556,747  (1997).  See Note 10 below for discussion of the University II sale.

5.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:

                                              1999                      1998
                                              ----                      ----

       Land and improvements             $  1,303,167              $  1,669,552
       Buildings, improvements and
        amenities                           2,131,942                 2,720,967
                                           -----------               -----------

                                            3,435,109                 4,390,519

       Less accumulated depreciation        2,011,438                 2,350,420
                                           -----------               -----------

                                          $ 1,423,671               $ 2,040,099
                                           ===========               ===========

6.     Asset Held for Development
       --------------------------

       As of December 31, 1999, the L/U II Joint Venture intends to use the 3.8 acres of the land it owns at the Lakeshore Business Center development to construct Lakeshore Business Center Phase III. See Note 11 for discussion of a contract for the construction of Lakeshore Business Center Phase III signed December 6, 1999.

7.     Mortgages Payable
       -----------------

       Mortgages payable as of December 31 consist of the following:

                                               1999                   1998
                                               ----                   ----
Mortgage  payable to an insurance company,
bearing interest at a fixed rate of
8.5%, due November 15, 2005,
secured by land and building                $ 1,203,015             $ 1,352,832

Mortgage payable to an insurance
company, bearing interest at a fixed
rate of 8.125%, due August 1, 2008,
secured by land and building                    410,622                 661,446

Mortgage payable to an insurance
company, bearing interest at a fixed
rate of 8.125%, due August 1, 2008,
secured by land and building                    381,657                 614,788

Note payable to a bank, bearing interest
at a fixed rate of 8.5%, due January 29,
2001, collateral provided by NTS
Financial Partnership, an affiliate of
NTS Development Company                         165,000                 110,000
                                             -----------             -----------
                                            $ 2,160,294             $ 2,739,066
                                             ===========             ===========

       -----------------------------

       Scheduled maturities of debt are as follows:

       For the Years Ended December 31,                           Amount
       --------------------------------                           ------

                  2000                                        $   229,124
                  2001                                            414,111
                  2002                                            270,842
                  2003                                            294,470
                  2004                                            320,159
               Thereafter                                         631,588
                                                               -----------

                                                              $ 2,160,294
                                                               ===========

       Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $2,148,000.

       The 1998 extraordinary item - early extinguishment of debt relates to the sale of University Business Center Phase II (see discussion above). A portion of the proceeds from the sale was used to retire the $5,128,872 mortgage payable prior to its maturity (August 2008). As a result of the prepayment, a $763,995 penalty, of which the Partnership's proportionate share was $96,034, was required by the insurance company who held the mortgage. Unamortized loan costs connected with this loan were also expensed due to the fact that the mortgage was repaid prior to its maturity.

8.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1999:

       For the Years Ended December 31,                               Amount
       --------------------------------                               ------

                 2000                                              $  432,980
                 2001                                                 395,226
                 2002                                                 355,699
                 2003                                                 323,758
                 2004                                                 310,270
              Thereafter                                              172,098
                                                                   -----------

                                                                  $ 1,990,031
                                                                   ===========
9.     Related Party Transactions
       --------------------------

       Property  management fees of $38,234  (1999),  $52,271 (1998) and $52,430
       (1997) were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $2,963 and $1,170 as a repair and maintenance fee during the years ended December 31, 1999 and 1998, respectively, and has capitalized this cost as part of land, buildings and amenities.

       As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1999, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.

       --------------------------------------

                                     1999              1998             1997
                                     ----              ----             ----

       Administrative             $  56,575         $  54,672        $  59,872
       Leasing                       23,668            18,877           18,499
       Property manager              30,721            41,161           38,105
       Other                            696             2,916            1,573
                                   --------          --------         --------

                                  $ 111,660         $ 117,626        $ 118,049
                                   ========          ========         ========

       Accounts payable includes approximately $61,600 and $16,600 due NTS Development Company at December 31, 1999 and 1998, respectively (see Note
       1B).

10.    Sale of Asset
       -------------

       On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The Partnership has an 8.40% interest in the Joint Venture. The Partnership reflects a gain of approximately $7,900 associated with this sale in the third quarter of 1999 and expects to use the net proceeds from the sale of the land to help fund the construction of Lakeshore Business Center III as described above.

       On October 6, 1998 pursuant to a contract executed on September 8, 1998 the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture, of which the Partnership owns a 12% interest.

           Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalties). NTS- Properties Plus, Ltd. reflects a gain of approximately $2,080,000 associated with this sale in the fourth quarter of 1998. Net cash proceeds, after the pay down of the aforementioned debt received by the Partnership from the L/U II Joint Venture as a result of a cash distribution of the proceeds from the sale was approximately $308,000. NTS-Properties Plus, Ltd. used a portion of the cash distribution to make a $240,000 payment on the $350,000 loan obtained in January 1998. A portion of the distribution was also used to repay approximately $27,000 owed to NTS Development Company, an affiliate of the General Partner for operating expenses.

11.    Commitments and Contingencies
       -----------------------------

       Pursuant to a contract signed on December 6, 1999, the Lakeshore/University II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by a $1,737,000 capital contribution from NTS-Properties V made in July 1999 and approximately $2,680,000 debt financing obtained subsequent to December 31, 1999. The Partnership and NTS-Properties IV, which prior to July 1, 1999 had a 12% and 18% interest respectively, in the L/U II Joint Venture were not in a position to contribute additional capital required for the construction of Lakeshore Business Center Phase III. The Partnership, together with NTS- Properties IV agreed that NTS-Properties V would make the capital contribution to the L/U II Joint Venture with the knowledge that their Joint Venture interest would, as a result, decrease to 8% and 12% respectively. See Note 13 for information of debt financing obtained by the Partnership for the construction of Lakeshore Business Center Phase III subsequent to December 31, 1999.

12.    Segment Reporting
       -----------------

       The Company's reportable operating segments include only one segment - Commercial Real Estate Operations.

13.    Subsequent Event
       ----------------

       Subsequent to December 31, 1999, ORIG, LLC., an affiliate of the partnership purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment dated February 7, 2000, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 2,536 Interests in the Partnership from one of the investors for total consideration of $2,536 or an average price of $1.00 per Interest.

       Subsequent to December 31, 1999, the Partnership, with the Lakeshore/University II Joint Venture, serving as guarantor has obtained a commitment from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. The funds will be used by the Lakeshore/University II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

Item 9.          Changes in and Disagreements with Accountants on Accounting and
                 ---------------------------------------------------------------
                 Financial  Disclosure
                 ---------------------

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant
              --------------------------------------------------

Because the Partnership is a limited partnership and not a corporation, it has no directors or officers as such. Management of the Partnership is the responsibility of the General Partner, NTS-Properties Plus Associates. The Partnership has entered into a management contract with NTS Development Company, an affiliate of the General Partner, to provide property management services.

The General Partners of NTS-Properties Plus Associates are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 58) is the managing General Partner of NTS-Properties Plus Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J.D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J.D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin
--------------

Mr. Lavin (age 46), President of NTS Corporation and NTS Development Company joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells
----------------

Mr. Wells (age 41), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party property management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Mr. Richard L. Good, who was Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, retired effective September 3, 1999.

Item 11.      Management Remuneration and Transactions
              ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The partnership is required to pay a property management fee based on gross rentals to NTS Development Company or an affiliate. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects. NTS Development Company provides certain other services to the Partnership. See Note 9 to the financial statements which sets forth transactions with NTS Development Company for the years ended December 31, 1999, 1998 and 1997.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1D to the financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The General Partner is NTS-Properties Plus Associates, a Kentucky Limited Partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the General Partner and their total respective interests in NTS-Properties Plus Associates are as follows:

     J. D. Nichols                                     35.05%
     10172 Linn Station Road
     Louisville, Kentucky 40223

     NTS Capital Corporation                            9.95%
     10172 Linn Station Road
     Louisville, Kentucky 40223

The  remaining  55%  interests  are  owned  by  various   limited   partners  of
NTS-Properties Plus Associates.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Property  management fees of $38,234  (1999),  $52,271 (1998) and $52,430 (1997)
were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 6% of all revenues from commercial properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $2,963 and $1,170 as a repair and maintenance fee during the years ended December 31, 1999 and 1998, respectively, and has capitalized this cost as a part of land, buildings and amenities.

As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1999, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets, or as land, buildings and amenities. These charges were as follows:

                                1999              1998              1997
                                ----              ----              ----

Administrative              $  56,575         $  54,672         $  59,872
Property manager               23,668            18,877            18,499
Leasing                        30,721            41,161            38,105
Other                             696             2,916             1,573
                             --------          --------          --------

                            $ 111,660         $ 117,626         $ 118,049
                             ========          ========          ========

Accounts payable includes approximately $61,600 and $16,600 due NTS Development at December 31, 1999 and 1998, respectively.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

              1.      Financial statements

                      The financial statements for the years ended December 31, 1999, 1998, and 1997, together with the report of Arthur Andersen LLP dated March 24, 2000, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

              2.      Financial statement schedules

                      Schedules:                                        Page No.
                      ----------                                        --------

                      III-Real Estate and Accumulated Depreciation       48-50

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

              3.      Exhibits

                      Exhibit No.                                       Page No.
                      -----------                                       --------

                       3.      Amended and Restated Agreement and           *
                               Certificate of Limited Partnership of

                               NTS-Properties Plus, Ltd., a Florida

                               limited partnership

                      10.      Property Management and Construction         *
                               Agreement between NTS Development
                               Company and NTS-Properties Plus, Ltd.

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

               4.     Reports on Form 8-K

                      No reports on Form 8-K were filed during the three months ended December 31, 1999.

                            NTS-PROPERTIES PLUS, LTD.
                            -------------------------
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------
                             AS OF DECEMBER 31, 1999
                             -----------------------

                                     Lakeshore
                                     Business              Blankenbaker
                                      Center                Business
                                     Phase II              Center 1A
                                     --------              ---------
Encumbrances                            (A)                    (A)

Initial cost to partnership:
  Land                            $  3,690,531           $  1,613,251
  Buildings and improvements         7,066,267              4,414,277

Cost capitalized subsequent
 to acquisition:
  Improvements                       1,562,338                766,573
  Other                            (10,704,480)   (B)      (4,970,766)  (C)
  Other                               (718,911)   (D)            --

Gross amount at which carried
 December 31, 1999:
  Land                            $    310,005           $    861,467
  Buildings and improvements           585,740                961,868
                                   ------------           ------------

  Total                           $    895,745           $  1,823,335
                                   ============           ============


Accumulated depreciation          $    405,963           $  1,157,254
                                   ============           ============

Date of construction                    N/A                   N/A

Date acquired                          10/90                 12/89

Life at which depreciation in
 latest income statement is             (E)                   (E)
 computed

(A)  First mortgage held by an insurance company.
(B) Represents NTS-Properties Plus, Ltd.'s decreased interes in Lakeshore Business Center Phase II as a result of NTS-Properties Plus Ltd.'s contribution of its interest in this property to the Lakeshore/University II Joint Venture in 1995.
(C) Represents NTS-Properties Plus Ltd.'s decreased interest in Blankenbaker Business Center 1A as a result of NTS-Properties Plus Ltd.'s contribution of Blankenbaker Business Center 1A to the Blankenbaker Business Center Joint Venture in 1990 and as a result of capital contributions made by NTS-Properties VII, Ltd. and NTS-Properties IV to the Blankenbaker Business Center Joint Venture in 1994.
(D) Represents NTS-Properties Plus Ltd.'s decreased interest in Lakeshore Business Center Phase II as a result of a capital contribution made to the Lakeshore/University II Joint Venture by NTS-Properties in July 1999.
(E) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and life of the lease for tenant improvements.

                            NTS-PROPERTIES PLUS, LTD.
                            -------------------------
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------
                             AS OF DECEMBER 31, 1999
                             -----------------------

                                  Lakeshore                      Land Held
                                   Business                       for Sale
                                    Center                         and/or                        Total
                                    Phase I                      Development                   Pages 48-49
                                    -------                      -----------                   -----------
Encumbrances                          (A)

Initial cost to partnership:
 Land                           $    337,460                    $      6,949                  $  5,648,191
 Buildings and improvements          797,848                            --                      12,278,392

Cost capitalized subsequent
 to acquisition:
  Improvements                       262,736                         (20,316)                    2,571,331
  Other                                 --                              --                     (15,675,246)
  Other                             (602,196)   (B)                  (69,442)   (B)             (1,390,549)

Gross amount at which carried
 December 31, 1999: (C)
  Land                          $    225,511                    $    (93,816)                 $  1,303,167
  Buildings and improvements         570,337                          11,007                     2,128,952
                                 ------------                    ------------                  ------------

  Total (F)                     $    795,848                    $    (82,809)                 $  3,432,119
                                 ============                    ============                  ============


Accumulated depreciation        $    447,922                    $       --                    $  2,011,139
                                 ============                    ============                  ============

Date of construction                  N/A                           12/99

Date acquired                        01/95                           N/A

Life at which depreciation in
 latest income statement is           (D)                            (E)
 computed

(A)      First mortgage held by an insurance company.
(B) Represents NTS-Properties Plus Ltd.'s decreased interest in Lakeshore Business Center Phase I and land held by the Lakeshore/University II Joint Venture as a result of a capital contribution made to the Lakeshore/University II Joint Venture by NTS- Properties V in July 1999.
(C)      Aggregate cost of real estate for tax purposes is $4,868,194.
(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings, improvements and 5-30 years for amenities and life of lease for tenant improvements.
(E)      No depreciation was recorded for land or improvements on land in 1999.
(F) Reconciliation net of accumulated depreciation to consolidated financial statements:

Total Gross Cost at December 31, 1999           $ 3,432,119
Additions to the Partnership
 For computer software
  and hardware in 1998 and 1999                       2,990
                                                 -----------
Balance at December 31, 1999                    $ 3,435,109
 Less accumulated depreciation
  - per above                                    (2,011,139)
 Less accumulated depreciation
  - computer equipment                                 (299)
                                                 -----------
Land, buildings and amenities,
 net at December 31, 1999                       $ 1,423,671
                                                 ===========

                            NTS-PROPERTIES PLUS, LTD.
                            -------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

                                             Real                  Accumulated
                                            Estate                 Depreciation
                                            ------                 ------------

Balances at December 31, 1996            $  3,647,551             $  2,429,505

Additions during period:
 Improvements                                  25,068                    --
 Depreciation (a)                               --                     150,098
Deductions during period:
 Retirements                                   (6,932)                  (6,914)
                                          ------------             ------------

Balances at December 31, 1997               3,665,687                2,572,689

Additions during period:
 Improvements                                  20,430                    --
 Depreciation (a)                               --                     131,244
Deductions during period:
 Retirements (b)                              704,402                 (353,513)
                                          ------------              -----------

Balances at December 31, 1998               4,390,519                2,350,420

Additions during period:
 Improvements                                  55,335                    --
 Depreciation (a)                                --                     85,800
Deductions during period:
 Other (c)                                   (971,882)                (417,299)
 Retirements                                  (38,863)                  (7,483)
                                          ------------             ------------

Balances at December 31, 1999            $  3,435,109             $  2,011,438
                                          ============             ============

(a) The additions to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs and the amortization of organizational and start-up costs.
(b) Increase due primarily to retirement of negativ book basis of University Business Center II at the time of the sale of the property.
(c) Represents NTS-Properties Plus Ltd.'s decreased interest in the Lakeshore/ University II Joint Venture as a result of a capital contribution made to the Joint Venture by NTS-Properties V in July 1999. See Note 4C.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties Plus, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NTS-PROPERTIES PLUS, LTD.
                                        -------------------------
                                               (Registrant)

                                        BY:      NTS-Properties Associates Plus,
                                                 General Partner
                                                 BY:  NTS Capital Corporation,
                                                 General Partner

                                                 /s/ Gregory A. Wells
                                                 --------------------
                                                 Gregory A. Wells
                                                 Senior Vice President and
                                                 Chief Financial Officer of
                                                 NTS Capital Corporation

Date: March 30, 2000



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

                  Signature                                 Title
                  ---------                                 -----

/s/ J. D. Nichols                            General Partner of NTS-Properties
------------------------------               Plus Associates and Chairman of the
J. D. Nichols                                Board and Sole Director of NTS
                                             Capital Corporation


/s/ Brian F. Lavin                           President and Chief Operating
------------------------------               Officer of NTS Capital Corporation
Brian F. Lavin



/s/Gregory A. Wells                          Senior Vice President and
-----------------------------                Chief Financial Officer of
Gregory A. Wells                             NTS Capital Corporation


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.