Form 10-Q
period 2000-03-31
NTS PROPERTIES PLUS LTD
filed 2000-05-12
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                March 31, 2000
                              --------------------------------------------------


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                              -----------------------  -------------------------


Commission File Number                        0-18952
                      ----------------------------------------------------------


                            NTS-PROPERTIES PLUS, LTD.
--------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


           Florida                                         61-1126478
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


   10172 Linn Station Road
       Louisville, KY                                        40223
-------------------------------                  -------------------------------
(Address of principal executive                            (Zip Code)
offices)


                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                TABLE OF CONTENTS
                                -----------------


                                     PART I


Item 1.   Financial Statements                                             Pages

          Balance Sheets and Statement of Partners' Deficit
               as of March 31, 2000 and December 31, 1999                      3

          Statements of Operations
               for the three months ended March 31, 2000 and 1999              4

          Statements of Cash Flows
               for the three months ended March 31, 2000 and 1999              5

          Notes to Financial Statements                                     6-10

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11-17

Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                    17


                                     PART II

Item 1.   Legal Proceedings                                                   18

Item 2.   Changes in Securities                                               18

Item 3.   Defaults Upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 5.   Other Information                                                   18

Item 6.   Exhibits and Reports on Form 8-K                                    18

Signatures                                                                    19

PART I.   FINANCIAL INFORMATION
          ---------------------
Item 1.   Financial Statements
          --------------------

                            NTS-PROPERTIES PLUS, LTD.
                            -------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' DEFICIT
                -------------------------------------------------
                                                As of                As of
                                            March 31, 2000    December 31, 1999*
                                            --------------    ------------------
                                             (Unaudited)
ASSETS
------
Cash and equivalents                           $   126,940          $   163,798
Cash and equivalents - restricted                   32,015               18,719
Accounts receivable                                  6,182                3,763
Land, buildings and amenities, net               1,449,677            1,423,671
Deferred leasing commissions                        90,081               88,665
Other assets                                        48,480               38,235
                                                -----------          -----------

  TOTAL ASSETS                                 $ 1,753,375          $ 1,736,851
                                                ===========          ===========


LIABILITIES AND PARTNERS' DEFICIT
---------------------------------
Mortgages and note payable                     $ 2,126,306          $ 2,160,294
Accounts payable                                   180,449              134,091
Security deposits                                   14,189               13,091
Other liabilities                                   42,369               25,669
                                               -----------           -----------

  TOTAL LIABILITIES                              2,363,313            2,333,145

COMMITMENTS AND CONTINGENCIES (Note 9)

Partners' deficit                                 (609,938)            (596,294)
                                                -----------          -----------

 TOTAL LIABILITIES AND PARTNERS'
   DEFICIT                                     $ 1,753,375          $ 1,736,851
                                                ===========          ===========



                                   Limited          General
                                   Partners         Partner            Total
                                   --------         -------            -----

PARTNERS' DEFICIT
-----------------
Capital contributions, net of
 offering costs                  $ 11,784,521    $        100      $ 11,784,621
Net loss - prior years            (10,178,579)       (102,814)      (10,281,393)
Net loss - current year               (13,508)           (136)          (13,644)
Cash distributions declared to
 date                              (2,038,520)        (20,592)       (2,059,112)
Repurchase of Limited
 Partnership Units                    (40,410)           --             (40,410)
                                  ------------    ------------      ------------

Balances at March 31, 2000       $   (486,496)   $   (123,442)     $   (609,938)
                                  ============    ============      ============


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 2000. The auditors' report on these statements was qualified with respect to the Partnership continuing as a going concern. See Notes to Financial Statements "1. Partnership's Plan Relative to Continuing Operations."

The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES PLUS, LTD.
                            -------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                      Three Months Ended
                                                           March 31,
                                                           ---------

                                                          (Unaudited)

                                                     2000              1999
                                                     ----              ----

REVENUES:
---------
 Rental income                                    $ 134,871         $ 178,015
 Interest and other income                            2,170             3,817
                                                   ---------         ---------

                                                    137,041           181,832
                                                   ---------         ---------
EXPENSES:
---------
 Operating expenses                                  19,934            26,494
 Operating expenses - affiliated                      8,930            18,458
 Loss on disposal of assets                          11,046              --
 Interest expense                                    45,041            56,388
 Management fees                                      8,323            10,189
 Real estate taxes                                   13,350            16,795
 Professional and administrative expenses            15,737            15,265
 Professional and administrative
  expenses - affiliated                               4,807            11,061
 Depreciation and amortization                       23,517            29,181
                                                   ---------         ---------

                                                    150,685           183,831
                                                   ---------         ---------

Net loss                                          $ (13,644)        $  (1,999)
                                                   =========         =========

Net loss allocated to the Limited Partners        $ (13,508)        $  (1,979)
                                                   =========         =========


Net loss per Limited Partnership Unit             $   (0.02)        $    --
                                                   =========         =========

Weighted average number of Limited
Partnership Units                                   643,645           658,402
                                                   =========         =========

The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES PLUS, LTD.
                            -------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                           (Unaudited)


                                                    2000                  1999
                                                    ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                                        $ (13,644)           $  (1,999)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
  Depreciation and amortization                     23,517               29,181
  Loss on disposal of assets                        11,046                 --
  Changes in assets and liabilities:
   Cash and equivalents - restricted               (13,296)             (15,838)
   Accounts receivable                              (2,419)              (3,837)
   Deferred leasing commissions                     (1,416)                (638)
   Other assets                                    (10,245)             (19,407)
   Accounts payable                                 46,358               17,314
   Security deposits                                 1,098                  968
   Other liabilities                                16,700               16,149
                                                  ---------            ---------

 Net cash provided by
  operating activities                              57,699               21,893
                                                  ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Additions to land, buildings,
  amenities and construction in
  progress                                         (60,569)              (7,739)
                                                  ---------            ---------

 Net cash used in investing activities             (60,569)              (7,739)
                                                  ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
 Increase in note payable                           20,000               24,527
 Principal payments on mortgages
  payable                                          (53,988)             (56,960)
 Cash and equivalents - restricted                    --                (10,000)
                                                  ---------            ---------

 Net cash used in financing activities             (33,988)             (42,433)
                                                  ---------            ---------

 Net decrease in cash and equivalents              (36,858)             (28,279)
                                                  ---------            ---------

CASH AND EQUIVALENTS, beginning of
 period                                            163,798               53,634
                                                  ---------            ---------


CASH AND EQUIVALENTS, end of period              $ 126,940            $  25,355
                                                  =========            =========

Interest paid on a cash basis                    $  41,606            $  55,399
                                                  =========            =========

The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS, LTD.
                            -------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


The unaudited financial statements and schedules included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Commission on March 30, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2000 and 1999.

1.   Partnership's Plans Relative to Continuing Operations
     -----------------------------------------------------

     The Partnership currently holds minority interests in three properties and thus cannot effect decisions made by NTS affiliate partnerships holding a majority position in these properties. The Partnership does not possess the resources to contribute to improvements of any significant amount and has seen its minority interest further decline as a result of the contributions made by the financially stronger majority interest affiliated partnerships.

     Prior to December 31, 1999, NTS Development Company, an affiliate of the General Partner ("NTS"), agreed to defer amounts owed to it by the Partnership. NTS, prior to January 1, 2000, also agreed to provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they came due through January 1, 2000. NTS did not extend the commitment past January 1, 2000.

     NTS Development Company after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. As of March 31, 2000, the Partnership owes approximately $70,820 to NTS Development Company.

     Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors' report in the Partnership's 1999 Form 10-K was qualified with respect to the Partnership continuing as a going concern. The Partnership is evaluating alternatives and expects to decide on a course of action during the second quarter of 2000.

2.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

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

3.   Concentration of Credit Risk
     ----------------------------

     NTS-Properties Plus, Ltd. has joint venture investments in commercial rental properties in Kentucky (Louisville) and Florida (Ft. Lauderdale). One tenant occupies 100% of the net rentable area in Blankenbaker Business Center 1A. Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space.

4.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes in accordance with the loan agreements with such mortgage companies and funds which the Partnership has reserved for the repurchase of Limited Partnership Units (1999 balance only).

5.   Basis of Property and Depreciation
     ----------------------------------

     Land, buildings and amenities are stated at historical cost less accumulated depreciation to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

     Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended March 31, 2000 and 1999 did not result in any impairment loss.

6.   Mortgages and Note Payable
     --------------------------

     Mortgages and note payable consist of the following:


                                                 March 31,          December 31,
                                                   2000                 1999
                                                   ----                 ----

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 8.5%, due November
     15, 2005, secured by land and
     building.                               $   1,164,953         $   1,203,015

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 8.125%, due August
     1, 2008, secured by land and
     building.                                     402,368               410,622

     Mortgage payable to an insurance
     company, bearing interest at a
     fixed rate of 8.125%, due August
     1, 2008, secured by land and
     buildings.                                    373,985               381,657


                            (Continued on next page)

     --------------------------------------


                                             March 31,              December 31,
                                               2000                     1999
                                               ----                     ----

     Note payable to a bank, bearing
     interest at a fixed rate of
     8.75%, due January 29, 2001,
     collateral provided by NTS
     Financial Partnership, an
     affiliate of NTS Development
     Company.                                   185,000                  165,000
                                          -------------            -------------

                                          $   2,126,306            $   2,160,294
                                          =============            =============


     Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $2,154,000.

7.   Related Party Transactions
     --------------------------

     Property management fees of $8,323 and $10,189 for the three months ended March 31, 2000 and 1999, respectively, were paid to NTS Development Company, an affiliate of the General Partner, pursuant to an agreement with the Partnership. The fee is equal to 6% of gross revenues from the Partnership's properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs which relate to capital improvements. The Partnership has incurred $3,042 and $315 as repair and maintenance fees during the three months ended March 31, 2000 and 1999, respectively, and has capitalized these costs as part of land, buildings and amenities.

     As permitted by an agreement, the Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items that have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                               Three Months Ending
                                                    March 31,
                                                    ---------

                                          2000                   1999
                                          ----                   ----


        Administrative                 $  6,909                $ 12,938
        Leasing                           4,428                   9,291
        Property Management               5,405                  11,111
        Other                                93                   1,219
                                       --------                --------
                                       $ 16,835                $ 34,559
                                       ========                ========

     --------------------------------------

     Accounts payable includes approximately $70,820 and $61,600 due to NTS Development Company on March 31, 2000 and December 31, 1999, respectively.

     On February 7, 2000, ORIG, LLC., (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment, by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 2,536 Interests in the Partnership for a total consideration of $2,536 or an average price of $1.00 per Interest.

8.   Transactions Affecting the Investment in Lakeshore/University II Joint
     ----------------------------------------------------------------------
     Venture
     -------

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

9.   Commitments and Contingencies
     -----------------------------

     The Partnership, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

     The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Partnership.

     Pursuant to a contract signed on December 6, 1999, the Lakeshore/University II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. See Notes to Financial Statements "11. Subsequent Event."

10.  Segment Reporting
     -----------------

     The Partnership's reportable operating segments include one segment-Commercial Real Estate Operations.

11.  Subsequent Event
     ----------------

     On April 24, 2000, the Partnership, with the Lakeshore/University II Joint Venture, serving as guarantor obtained a commitment from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. The funds will be used by the
     Lakeshore/University II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. MD&A should be read in conjunction with the Financial Statements in
Item 1 and the Cautionary Statements below.

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

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to continue as a going concern; the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants or retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

---------------------------------

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

Prior to December 31, 1999, NTS Development Company, an affiliate of the General Partner ("NTS"), agreed to defer amounts owed to it by the Partnership. NTS, prior to January 1, 2000, also agreed to provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they came due through January 1, 2000. NTS did not extend the commitment past January 1, 2000.

NTS Development Company after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. As of March 31, 2000, the Partnership owes approximately $70,820 to NTS Development Company.

Accordingly, without an infusion of cash or a sale of partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors' report in the Partnership's Form 10-K was qualified with respect to the Partnership continuing as a going concern. The Partnership is evaluating alternatives and expects to decide on a course of action during the second quarter of 2000.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                            2000 (1)        1999
Property owned in Joint Venture with NTS-Properties IV and
----------------------------------------------------------
NTS-Properties VII, Ltd. (Ownership % at March 31, 2000)
--------------------------------------------------------

Blankenbaker Business Center 1A (39.05%)                     100%           100%

Properties owned through Lakeshore/University II Joint
------------------------------------------------------
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center Phase I (2)                         76%            72%
Lakeshore Business Center Phase II (2)(3)                     79%            85%


1) Current occupancy levels are considered adequate to continue the operation of Blankenbaker Business Center 1A and Lakeshore Business Center Phases I and II.
2) Ownership percentage was 8.40% as of March 31, 2000 and 12.57% as of March 31, 1999. See Notes to Financial Statements "8. Transactions Affecting the Investment in Lakeshore/University II Joint Venture."
3) In the opinion of the General Partner of the Partnership, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

---------------------------------

Average occupancy levels at the Partnership's properties during the three months ended March 31 were as follows:


                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                              2000          1999
                                                              ----          ----

Property owned in Joint Venture with NTS-Properties IV and
----------------------------------------------------------
NTS-Properties VII, Ltd. (Ownership % at March 31, 2000)
--------------------------------------------------------

Blankenbaker Business Center 1A (39.05%)                      100%          100%

Properties owned through Lakeshore/University II Joint
------------------------------------------------------
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center Phase I (1)(2)                       76%           79%
Lakeshore Business Center Phase II (1)(2)                      78%           85%


1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
2) Ownership percentage was 8.40% as of March 31, 2000 and 12.57% as of March 31, 1999. See Notes to Financial Statements "8. Transactions Affecting the Investment in Lakeshore/University II Joint Venture."

The rental and other income generated by the Partnership's properties for the three months ended March 31 were as follows:


                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                              2000         1999
                                                              ----         ----

Property owned in Joint Venture with NTS-Properties IV and
----------------------------------------------------------
NTS-Properties VII, Ltd. (Ownership % at March 31, 2000)
--------------------------------------------------------

Blankenbaker Business Center 1A (39.05%)                    $78,169      $92,907

Properties  owned  through  Lakeshore/University II Joint
---------------------------------------------------------
Venture (L/U II Joint Venture)
------------------------------

Lakeshore Business Center Phase I (1)                       $28,833      $43,772
Lakeshore Business Center Phase II (1)                      $28,343      $41,936


1) Represents ownership percentage of 8.40% for the three months ended March 31, 2000 and 12.57% for the three months March 31, 1999. See Notes to Financial Statements "8. Transactions Affecting the Investment in Lakeshore/University II Joint Venture."

Revenues shown in the table above, for properties owned through a joint venture, represent only the Partnership's percentage interest in those revenues.

---------------------------------

The following is an analysis of material changes in results of operations for the periods ending March 31, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental and other income decreased approximately $45,000 or 25% for the three months ended March 31, 2000, as compared to the same period in 1999. Partially contributing to the decrease is decreased common area maintenance income at Blankenbaker Business Center 1A and Lakeshore Business Center Phase II and a decrease in average occupancy at Lakeshore Business Center Phases I and II. The decrease is also due to a decrease in ownership of the Lakeshore/University II Joint Venture, as a result of a capital contribution made by NTS-Properties V to the Joint Venture on July 1, 1999.

Period ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages, which are representative of the entire period's results.

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months ended March 31, 2000 or 1999. As of March 31, 2000 no action is being taken against any tenants to collect funds through the remedies discussed above.

Operating expenses decreased approximately $6,600 or 25% for the three months ended March 31, 2000, as compared to the same period in 1999, due to the decrease in ownership of the Lakeshore/University II Joint Venture as discussed above.

Operating expenses - affiliated decreased approximately $9,500 or 52% for the three months ended March 31, 2000, as compared to the same period in 1999, due to decreased overhead costs allocated to the Partnership as a result of personnel status changes and to the decreased ownership of the
Lakeshore/University II Joint Venture. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership.

Interest expense decreased approximately $11,300 or 20% for the three months ended March 31, 2000 as compared to the same period in 1999, as a result of the decrease in ownership of the Lakeshore/University II Joint Venture and from regular principal payments on the Joint Venture debt. The decrease is partially offset by interest incurred on the note that the Partnership obtained in January 1998, which bears interest at 8.75%. The balance on the note payable was $185,000 and $165,000, as of March 31, 2000 and December 31, 1999, respectively.

Real estate taxes decreased approximately $3,400 or 21% for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of the decrease in ownership of the Lakeshore/University II Joint Venture and the sale of 2.4 acres of land owned by the Lakeshore/University II Joint Venture in July 1999.

---------------------------------

Professional and administrative expenses - affiliated decreased approximately $6,300 or 57% for the three months ended March 31, 2000 as compared to the same period in 1999, as a result of decreased salary costs due to personnel changes. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased approximately $5,700 or 19% for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of the decrease in ownership of the Lakeshore/University II Joint Venture.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $4,868,000.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I, II and III. At this time, the future leasing and tenant finish costs, which will be required to renew the current leases or obtain new tenants, are unknown.

Cash flows provided by (used in):


                                              2000                1999
                                              ----                ----


     Operating activities                  $  57,699           $  21,893
     Investing activities                    (60,569)             (7,739)
     Financing activities                    (33,988)            (42,433)
                                            ---------           ---------

     Net decrease in cash and
      equivalents                          $ (36,858)          $ (28,279)
                                            =========           =========

Net cash provided by operating activities increased approximately $35,800 for the three months ended March 31, 2000, as compared to the same period in 1999. This increase was primarily driven by changes in the level of accounts payable, offset partially by increased net loss.

Net cash used in investing activities for the three months ended March 31, 2000 increased approximately $52,800 as compared to the same period in 1999. The increase is due to increased capital expenditures at Lakeshore Business Center Phase I and II and the inclusion of Lakeshore Business Center Phase III construction costs.

-----------------------------------------------------------

Net cash used in financing activities decreased approximately $8,400 for the three months ended March 31, 2000 as compared to the same period in 1999. The decrease is due partially to a decrease in cash reserved for the repurchase of Limited Partnership Units. The net cash provided by financing activities in 2000 and 1999 was the result of additional funds received on the note obtained by the Partnership in January 1998. The principal amount of the note was increased in order to cover interest owed as of the original maturity date in January 1999. The Partnership also received an additional $20,000 on the note in March 2000.

The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) as of March 31, 2000 were $126,940.

Due to the fact that no distributions were made during the three months ended March 31, 2000 or 1999, the table, which presents that portion of the distribution, that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Currently, the Partnership's plans for renovations and other major capital expenditures include tenant improvements at the Partnership's properties as required by lease negotiations, and the construction of Lakeshore Business Center Phase III as described later in this discussion. Changes to current tenant finish improvements are a typical part of any lease negotiation.
Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wall covering. The extent and costs of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

Pursuant to a contract signed on December 6, 1999, the Lakeshore/University II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by the Joint Venture's working capital and approximately $2,680,000 in debt financing.

The Partnership has no other material commitments for renovations or capital improvements as of March 31, 2000.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Lakeshore Business Center Phases I, II and III, the Partnership has an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff.

Leases at the Partnership's properties provide for tenants to contribute toward the payment of increases in common area expenses, insurance and real estate taxes. These lease provisions should protect the Partnership's operations from the impact of inflation and changing prices.

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties Plus, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, was replaced by a Windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California replaced PILOT. The Yardi system was fully implemented and operational as of December 31, 1999. There have been no Year 2000 related problems with the system.

The costs of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved were approximately $5,000 during 1999 and 1998. These costs include primarily purchase, lease and maintenance of hardware and software.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At March 31, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $98,000 decrease in the fair value of debt.

PART II.   OTHER INFORMATION
           -----------------

Item 3.    Defaults Upon Senior Securities
           -------------------------------

           None.

Item 5.    Other Information
           -----------------

           None.

Item 6.    Exhibits and Reports on Form 8-K

           a) Exhibits

              Exhibit 27. Financial Data Schedule.

           b) Reports on Form 8-K

              None.

Items 1,2 and 4 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NTS-Properties Plus has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    NTS-PROPERTIES PLUS, LTD.
                                       -----------------------------------------
                                                         (Registrant)

                                       BY:     NTS-Properties Plus Associates,
                                               General Partner,
                                               BY:      NTS Capital Corporation,
                                               General Partner


                                       /s/ Gregory A. Wells
                                       -----------------------------------------
                                       Gregory A. Wells
                                       Senior Vice President and
                                       Chief Financial Officer of
                                       NTS Capital Corporation


Date: May 12, 2000