Form 10-Q
period 2000-06-30
NTS PROPERTIES PLUS LTD
filed 2000-08-11
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------   --------------------------

Commission File Number                           0-18952
                      ----------------------------------------------------------

                            NTS-PROPERTIES PLUS LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                    61-1126478
--------------------------------------    --------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

         10172 Linn Station Road
          Louisville, Kentucky                            40223
--------------------------------------    --------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                 [X] Yes           [ ] No

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                         Pages
                                                                         -----

Item 1. Financial Statements

        Balance Sheets as of June 30, 2000 and December 31, 1999          3

        Statement of Partners Deficit as of  June 30, 2000                3

        Statements of Operations for the three months and six months ended
            June 30, 2000 and 1999                                        4

        Statements of Cash Flows for the six months ended
            June 30, 2000 and 1999                                        5

        Notes to Financial Statements                                     6-10

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      11-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk        18

                                     PART II
                                     -------

Item 1. Legal Proceedings                                                 19

Item 2. Changes in Securities                                             19

Item 3. Defaults Upon Senior Securities                                   19

Item 4. Submission of Matters to a Vote of Security Holders               19

Item 5. Other Information                                                 19

Item 6. Exhibits and Reports on Form 8-K                                  19

Signatures                                                                20

PART I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        --------------------


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------
                                 BALANCE SHEETS
                                 --------------


                                                  As of               As of
                                                 June 30,          December 31,
                                                   2000               1999*
                                                   ----               -----
                                               (Unaudited)

ASSETS
------
Cash and equivalents                           $    59,678         $   163,798
Cash and equivalents - restricted                   32,267              18,719
Accounts receivable                                 15,599               3,763
Land, buildings and amenities, net               1,530,172           1,423,671
Deferred leasing commissions                        89,282              88,665
Other assets                                        43,998              38,235
                                               ------------        ------------
     TOTAL ASSETS                              $ 1,770,996         $ 1,736,851
                                               ============        ============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------
Mortgages and note payable                     $ 2,116,584         $ 2,160,294
Accounts payable                                   177,007             134,091
Security deposits                                   13,625              13,091
Other liabilities                                   58,598              25,669
                                               ------------        ------------
     TOTAL LIABILITIES                           2,365,814           2,333,145

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' DEFICIT                                 (594,818)           (596,294)
                                               ------------        ------------
TOTAL LIABILITIES AND PARTNERS' DEFICIT        $ 1,770,996         $ 1,736,851
                                               ============        ============


                         STATEMENT OF PARTNERS' DEFICIT
                         ------------------------------


                                                 Limited         General
                                                 Partners        Partner          Total
                                                 --------        -------          -----

PARTNERS' DEFICIT
-----------------
Capital contributions, net of offering costs   $ 11,784,521    $        100    $ 11,784,621
Net loss - prior years                          (10,178,579)       (102,814)    (10,281,393)
Net income - current year                             1,461              15           1,476
Cash distributions declared to date              (2,038,520)        (20,592)     (2,059,112)
Repurchase of Limited Partnership Units             (40,410)           --           (40,410)
                                               -------------   -------------   -------------
BALANCES JUNE 30, 2000                         $   (471,527)   $   (123,291)   $   (594,818)
                                               =============   =============   =============


* Reference is made to the audited financial statements in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000. The auditor's report on these statements was qualified with respect to the Partnership continuing as a going concern (See Notes to Financial Statements - Note 1).

The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                           --------                --------
                                                        2000       1999        2000        1999
                                                        ----       ----        ----        ----

REVENUES
--------
Rental income                                        $ 155,915  $ 182,465   $ 290,787  $ 361,072
Interest and other income                                1,479     (2,980)      3,650        245
                                                     ---------- ----------  ---------- ----------
     TOTAL REVENUES                                    157,394    179,485     294,437    361,317
                                                     ---------- ----------  ---------- ----------
EXPENSES
--------
Operating expenses                                      20,176     24,933      40,114     50,837
Operating expenses - affiliated                          9,376     12,880      18,306     31,338
Loss on disposal of assets                                  94       --        11,141       --
Interest expense                                        42,737     56,718      87,777    113,106
Management fees                                          8,700     11,037      17,023     21,226
Real estate taxes                                       12,299     16,801      25,648     33,596
Professional and administrative expenses                19,413     17,971      35,149     33,221
Professional and administrative expenses
  - affiliated                                           5,514      9,229      10,321     20,290
Depreciation and amortization                           23,965     29,535      47,482     59,319
                                                     ---------- ----------  ---------- ----------
     TOTAL EXPENSES                                    142,274    179,104     292,961    362,933
                                                     ---------- ----------  ---------- ----------
Net income (loss)                                    $  15,120  $     381   $   1,476  $  (1,616)
                                                     ========== ==========  ========== ==========
Net income (loss) allocated to the Limited Partners  $  14,969  $     377   $   1,461  $  (1,600)
                                                     ========== ==========  ========== ==========
Net income (loss) per Limited Partnership Unit       $    0.02  $     0.0   $    0.00  $   (0.00)
                                                     ========== ==========  ========== ==========

Weighted average number of  Limited
  Partnership Units                                    643,645    654,999     643,645    656,691
                                                     ========== ==========  ========== ==========

The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------

                                                                     Six Months Ended
                                                                          June 30,
                                                                          --------
                                                                  2000              1999
                                                                  ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                            $    1,476         $  (1,616)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                47,482            59,319
    Loss of disposal of assets                                   11,141              --
    Changes in assets and liabilities:
      Cash and equivalents - restricted                         (13,548)          (32,494)
      Accounts receivable                                       (11,836)           (1,502)
      Deferred leasing commissions                                 (617)              591
      Other assets                                               (8,946)          (21,189)
      Accounts payable                                           42,916            18,196
      Security deposits                                             534             6,068
      Other liabilities                                          32,929            31,441
                                                              ----------        ----------
     Net cash provided by operating activities                  101,531            58,814
                                                              ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                     (161,941)          (16,859)
                                                              ----------        ----------
     Net cash used in investing activities                     (161,941)          (16,859)
                                                              ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable                        (110,710)         (116,553)
Increase in note payable                                         67,000            54,527
Repurchase of Limited Partnership Units                              --            (9,988)
Contributions to Partnership                                         --            12,570
                                                              ----------        ----------
     Net cash used in financing activities                      (43,710)          (59,444)
                                                              ----------        ----------
     Net decrease in cash and equivalents                      (104,120)          (17,489)

CASH AND EQUIVALENTS, beginning of period                       163,798            53,634
                                                              ----------        ----------
CASH AND EQUIVALENTS, end of period                           $  59,678         $  36,145
                                                              ==========        ==========
Interest paid on a cash basis                                 $  82,500         $ 108,812
                                                              ==========        ==========

The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2000 and 1999.

1.   Partnership's Plans Relative to Continuing Operations
     -----------------------------------------------------

     The Partnership currently holds minority interests in four properties and thus cannot effect decisions made by NTS affiliate partnerships holding a majority position in these properties. The Partnership does not possess the resources to contribute to improvements of any significant amount and has seen its minority interests further decline as a result of the contributions made by the financially stronger majority interest affiliate partnerships.

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

     NTS, after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. As of June 30, 2000, the Partnership owes approximately $177,000 to NTS.

     Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors' report in the Partnership's 1999 Form 10-K was qualified with respect to the Partnership continuing as a going concern. The Partnership is evaluating alternatives with its assets, debt and capital structure to remedy this situation.

2.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Concentration of Credit Risk
     ----------------------------

     NTS-Properties Plus Ltd. has joint venture investments in one commercial rental property in Kentucky (Louisville) and three commercial rental properties in Florida (Ft. Lauderdale). A single tenant occupies the property in Kentucky.

4.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the Partnership for the purchase of Limited Partnership Units (1999 balance only).

5.   Basis of Property and Depreciation
     ----------------------------------

     Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 7-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements.

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended June 30, 2000 and 1999 did not result in any impairment loss.

6.   Mortgages and Note Payable
     --------------------------

     Mortgages and note payable consist of the following:


                                                       June 30,     December 31,
                                                         2000          1999*
                                                         ----          -----

    Mortgage payable to an insurance company,
    bearing interest at a fixed rate of 8.5%,
    due November 15, 2005, secured by land and
    a building.                                        $1,124,483    $1,203,015

    Mortgage payable to an insurance company,
    bearing interest at a fixed rate of 8.125%,
    due August 1, 2008, secured by land and
    a building.                                           393,945       410,622

    Mortgage payable to an insurance company,
    bearing interest at a fixed rate of 8.125%,
    due August 1, 2008, secured by land and
    buildings.                                            366,156       381,657


                            (Continued on next page)

     --------------------------------------

                                                        June 30,    December 31,
                                                          2000        1999
                                                          ----        ----

     Note payable to a bank, bearing interest
     at a fixed rate of 8.75%, due January 29, 2001,
     collateral provided by NTS Financial Partnership,
     an affiliate of NTS Development Company.          $  232,000    $  165,000
                                                       ----------    ----------
                                                       $2,116,584    $2,160,294
                                                       ==========    ==========

     Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $2,104,600.

7.   Related Party Transactions
     --------------------------

     Property management fees of $17,023 and $21,226 for the six months ended June 30, 2000 and 1999, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is paid monthly in an amount equal to 6% of the gross revenues from the Partnership's properties pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements.

     The Partnership has incurred $8,590 and $479 for the six months ended June 30, 2000 and 1999, respectively, as repair and maintenance fees, and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                         Six Months Ended June 30,
                                         -------------------------
                                          2000               1999
                                          ----               ----

     Leasing                           $  8,589            $ 14,896
     Administrative                      14,524              25,868
     Property Management                  9,905              15,266
     Other                                  191               2,515
                                       --------            --------
                                       $ 33,209            $ 58,545
                                       ========            ========

     On February 7, 2000, ORIG, LLC. (the "Affiliate") purchased Interests in the Partnership and pursuant to an Agreement, Bill of Sale and Assignment by and among the Affiliate and four investors in the Partnership. The Affiliate purchased 2,536 Interests in the Partnership for a total consideration of $2,536 or an average price of $1.00 per Interest.

8.   Transactions  Affecting  the  Investment  in  Lakeshore/University II Joint
     ---------------------------------------------------------------------------
     Venture
     -------

     On July 1, 1999, NTS-Properties V contributed $1,737,000 to the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The other Partners in the Joint Venture, including NTS- Properties Plus Ltd. did not make capital contributions at that time. Accordingly, the ownership percentages of the other Partners in the Joint Venture decreased. Effective July 1, 1999, NTS- Properties Plus' percentage of ownership in the Joint Venture is 8.40%, as compared to 12.57% prior to July 1, 1999. See Note 12 for details of a contribution made to the L/U II Joint Venture subsequent to June 30, 2000.

9.   Commitments and Contingencies
     -----------------------------

     The Partnership, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or properties it may acquire in the future.

     The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Partnership.

     Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. As of June 30, 2000, the L/U II Joint Venture has incurred approximately $1,761,000 in expenses for the construction of Lakeshore Business Center Phase III.

     On April 24, 2000, the Partnership, obtained a commitment from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. This commitment is to be guaranteed by the L/U II Joint Venture, NTS-Properties V, NTS-Properties IV, Ltd., and NTS-Ft. Lauderdale, Ltd. The funds will be used by the L/U II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

     As of June 30, 2000, the L/U II Joint Venture has a commitment for approximately $66,000 for tenant improvements on 31,338 square feet at Lakeshore Business Center Phases I and II. The Partnership's share of this commitment is approximately $5,550 and will be funded from cash flows from operations. The L/U II Joint Venture also has a commitment for approximately $45,700 for tenant improvements on 4,689 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $3,840 and will be funded from

     -----------------------------------------

     the debt financing discussed above. The construction for these projects has commenced and is expected to be completed during the third quarter of 2000.

     The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be $16,800 and will be funded from cash flows from operations.

10.  Segment Reporting
     -----------------

     The Partnership's reportable operating segments include only one segment - Commercial Real Estate Operations.

11.  Recent Accounting Pronouncement
     -------------------------------

     The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF
     reached  a  consensus  that  a  proportionate   gross  financial  statement
     presentation   (referred  to  as  "proportionate   consolidation"  in  the
     Partnership's 1999 Form 10-K Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

     The consensus is applicable to financial statements for annual periods ending after June 15, 2000. Upon application of the consensus, all comparative financial statements shall be restated to conform with the consensus. The application of this consensus will not result in a restatement of previously reported partners' equity or results of operations, but will result in a recharacterization or reclassification of certain financial statements' captions and amounts. The Partnership plans to restate its financial statements using the equity method to account for its joint venture investments for the year ending December 31, 2000.

12.  Subsequent Event
     ----------------

     On July 1, 2000, NTS-Properties V contributed $500,000 to the L/U II Joint Venture. The other partners in the L/U II Joint Venture, including NTS-Properties Plus Ltd., did not make capital contributions at that time. Accordingly the ownership percentages of the other partners in the L/U II Joint Venture decreased. Effective July 1, 2000, NTS Plus' percentage of ownership in the L/U II Joint Venture is 7.69%, as compared to 8.40% prior to July 1, 2000.

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

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates,"
"believes"  or  "expects"   indicate  that  it  is  possible  that  the  event
anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revision to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to continue as a going concern; the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreement; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

---------------------------------

The Partnership currently holds minority interests in four properties and thus cannot effect decisions made by NTS affiliate partnerships holding a majority position in these properties. The Partnership does not possess the resources to contribute to improvements of any significant amount and has seen its minority interests further decline as a result of the contributions made by the financially stronger majority interest affiliate partnerships.

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

NTS, after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. As of June 30, 2000, the Partnership owes approximately $177,000 to NTS.

Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors' report in the Partnership's 1999 Form 10-K was qualified with respect to the Partnership continuing as a going concern (See Notes to Financial Statements - Note 1).

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                   2000 (1)            1999
                                                   --------            ----

Property Owned in Joint Venture
-------------------------------
with NTS-Properties IV and NTS-
-------------------------------
Properties VII, Ltd.
--------------------
(Ownership % at June 30, 2000)
------------------------------

Blankenbaker Business Center 1A (39.05%)             100%               100%

Property Owned through Lakeshore/University II
----------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (2)                 75%                71%
Lakeshore Business Center Phase II (2) (3)            82%                86%
Lakeshore Business Center Phase III (4)                0%                N/A

(1) Current occupancy levels are considered adequate to continue the operation of Blankenbaker Business Center 1A and Lakeshore Business Center Phases I and II. Lakeshore Business Center Phase III is currently under construction.
(2) Ownership percentage was 8.40% as of June 30, 2000 and 12.57% as of June 30, 1999 (See Notes to Financial Statements - Note 8).
(3) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(4) Ownership percentage was 8.4% as of June 30, 2000. Property was not under construction until December 1999. As of June 30, 2000, one lease for 4,689 square feet has been signed and the tenant is expected to take occupancy during the third quarter of 2000.

---------------------------------

The average occupancy levels at the Partnership's properties during the three months and six months ended June 30 were as follows:

                                                   Three Months     Six Months
                                                      Ended           Ended
                                                     June 30,        June 30,
                                                     --------        --------
                                                  2000     1999    2000    1999
                                                  ----     ----    ----    ----

Property Owned in Joint Venture
-------------------------------
with NTS-Properties IV and
--------------------------
NTS-Properties VII, Ltd.
------------------------
(Ownership % at June 30, 2000)
------------------------------

Blankenbaker Business Center 1A (39.05%)           100%    100%    100%    100%

Property Owned through Lakeshore/University II
----------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (1)               76%     72%     76%     76%
Lakeshore Business Center Phase II (1) (2)          78%     86%     81%     85%
Lakeshore Business Center Phase III (3)              0%     N/A      0%     N/A

(1) Ownership percentage was 8.40% for the three months and six months ended June 30, 2000 and 12.57% for the three months and six months ended June 30, 1999 (See Notes to Financial Statements - Note 8).
(2) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) Ownership percentage was 8.4% as of June 30, 2000. Property was not under construction until December 1999.

The rental and other income generated by the Partnership's properties for the three months and six months ended June 30 were as follows:


                                                Three Months     Six Months
                                                   Ended           Ended
                                                  June 30,        June 30,
                                                  --------        --------
                                               2000      1999     2000    1999
                                               ----      ----     ----    ----

Property Owned in Joint Venture
-------------------------------
with NTS-Properties IV and
--------------------------
NTS-Properties VII, Ltd.
------------------------
(Ownership % at June 30, 2000)
------------------------------

Blankenbaker Business Center 1A (39.05%)     $ 97,162 $ 92,916 $175,331 $185,823

Property Owned through Lakeshore/University
-------------------------------------------
II Joint Venture (L/U II Joint Venture)
---------------------------------------

Lakeshore Business Center Phase I (1)        $ 29,202 $ 40,494 $ 58,035 $ 84,266
Lakeshore Business Center Phase II (1)       $ 29,935 $ 49,055 $ 58,278 $ 90,991
Lakeshore Business Center Phase III (2)      $      0    N/A   $      0    N/A

(1) Represents ownership percentage of 8.40% for the three months and six months ended June 30, 2000 and 12.57% for the three months and six months ended June 30, 1999 (See Notes to Financial Statements - Note 8).
(2) Building is currently under construction. As of June 30, 2000, one lease for 4,689 square feet has been signed and the tenant is scheduled to take occupancy during the third quarter of 2000.

Revenues shown in the table above, for properties owned through a joint venture, represent only the Partnership's percentage interest in those revenues.

---------------------------------

The following is an analysis of material changes in results of operations for the periods ending June 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental and other income decreased approximately $26,600 or 15% and $70,300 or 19% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999. The decrease is primarily due to a decrease in ownership of the L/U II Joint Venture, as a result of a capital contribution made by NTS-Properties V to the Joint Venture on July 1, 1999. (See Notes to Financial Statements - Note 8).

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months and six months ended June 30, 2000 or 1999. As of June 30, 2000, no action is being taken against any tenants to collect funds through the remedies discussed above.

Operating expenses decreased approximately $4,800 or 19% and $10,700 or 21% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, due to the decrease in ownership of the L/U II Joint Venture as discussed above.

Operating expenses - affiliated decreased approximately $3,500 or 27% and $13,000 or 41% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, due to decreased overhead costs allocated to the Partnership as a result of personnel status changes and to the decreased ownership of the L/U II Joint Venture. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The 2000 loss on disposal of assets is the result of retirements of original building costs at Lakeshore Business Center Phases I and II resulting from the renovation of the common areas of these properties. The loss represents the costs of the assets which were not fully depreciated at the time of their retirement.

Interest expense decreased approximately $14,000 or 25% and $25,300 or 22% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, as a result of the decrease in ownership of the L/U II Joint Venture and from regular principal payments made on the Joint Venture debt. The decrease is partially offset by an increase in interest incurred on the Partnership's note payable, which bears interest at 8.75%. The balance on the note payable was approximately $165,000, as of June 30, 1999, and increased to $232,000 as of June 30, 2000.

---------------------------------

Real estate taxes decreased approximately $4,500 or 27% and $7,900 or 24% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, as a result of the decrease in ownership of the L/U II Joint Venture and the sale of 2.4 acres of land owned by the L/U II Joint Venture in July 1999.

Professional and administrative expenses - affiliated decreased approximately $3,700 or 40% and $9,970 or 49% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, as a result of decreased salary costs due to personnel changes and the decrease in ownership of the L/U II Joint Venture. Professional and administrative expenses - affiliated are expenses incurred for the services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased approximately $5,600 or 19% and $11,800 or 20% for the three months and six months ended June 30, 2000, as compared to the same periods in 1999, as a result of the decrease in ownership of the L/U II Joint Venture. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $4,868,000.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I, II and III. At this time, the future leasing and tenant finish costs, which will be required to renew the current leases or obtain new tenants, are unknown.
Cash flows provided by (used in):


                                                  Six Months Ended June 30,
                                                  -------------------------
                                                  2000              1999
                                                  ----              ----

Operating activities                          $   101,531        $    58,814
Investing activities                             (161,941)           (16,859)
Financing activities                              (43,710)           (59,444)
                                              ------------       ------------
     Net decrease in cash and equivalents     $  (104,120)       $   (17,489)
                                              ============       ============

Net cash provided by operating activities increased approximately $42,700 or 73% for the six months ended June 30, 2000, as compared to the same period in 1999. This increase was primarily driven by changes in the level of accounts payable and restricted cash.

Net cash used in investing activities for the six months ended June 30, 2000, increased approximately $145,000, as compared to the same period in 1999. The increase is due to increased capital expenditures at Lakeshore Business Center Phases I and II and the inclusion of Lakeshore Business Center Phase III construction costs.

-----------------------------------------------------------

Net cash used in financing activities decreased approximately $15,700 or 26% for the six months ended June 30, 2000, as compared to the same period in 1999. The decrease is due partially to a decrease in cash reserved for the repurchase of Limited Partnership Units. The net cash provided by financing activities in 2000 and 1999 was the result of additional funds received on the note payable obtained by the Partnership in January 1998. The principal amount of the note payable was increased in order to cover interest due as of the original maturity date in January 1999. The Partnership also received an additional $20,000 on the note payable in March 2000 and $47,000 in June 2000.

The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) as of June 30, 2000 were $59,678.

Due to the fact that no distributions were made during the six months ended June 30, 2000 or 1999, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

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

Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center
Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by the Joint Venture's working capital and approximately $2,680,000 in debt financing. As of June 30, 2000, the L/U II Joint Venture incurred approximately $1,761,000 in expenses for the construction of Lakeshore Business Center Phase III.

As of June 30, 2000, the L/U II Joint Venture has a commitment for approximately $66,000 for tenant improvements on 31,338 square feet at Lakeshore Business Center Phases I and II. The Partnership's share of this commitment is approximately $5,550 and will be funded from cash flows from operations. The L/U II Joint Venture also has a commitment for approximately $45,700 for tenant improvements on 4,689 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $3,840 and will be funded from debt financing. The construction for these projects has commenced and is expected to be completed during the third quarter of 2000.

-----------------------------------------------------------

The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be $16,800 and will be funded from cash flows from operations.

The Partnership has no other material commitments for renovations or capital improvements as of June 30, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At June 30, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $54,600 decrease in the fair value of debt.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings
                  -----------------

                   Not applicable.

Item 2.           Changes in Securities
                  ---------------------

                  Not applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.

Item 5.           Other Information
                  -----------------

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)       Exhibits:

                           Exhibit 27.      Financial Data Schedule

                  b)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NTS-Properties Plus Ltd.
                                      ------------------------------------------
                                                   (Registrant)

                                      By:      NTS-Properties Plus Associates,
                                               General Partner
                                               By:      NTS Capital Corporation,
                                               General Partner



                                      /s/ Gregory A. Wells
                                      ------------------------------------------
                                      Gregory A. Wells
                                      Senior Vice President and
                                      Chief Financial Officer of
                                      NTS Capital Corporation

Date: August 11, 2000