Form 10-Q
period 2000-09-30
NTS PROPERTIES PLUS LTD
filed 2000-11-13
CIK 818089

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended               September 30, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission File Number                            0-18952
                      ----------------------------------------------------------

                            NTS-PROPERTIES PLUS LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                       61-1126478
----------------------------------            ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

    10172 Linn Station Road
     Louisville, Kentucky                                   40223
----------------------------------            ----------------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1.  Financial Statements

         Balance Sheets as of September 30, 2000 and December 31, 1999         3

         Statement of Partners' Deficit as of  September 30, 2000              3

         Statements of Operations for the three months and nine months
           ended September 30, 2000 and 1999                                   4

         Statements of Cash Flows for the nine months ended
           September 30, 2000 and 1999                                         5

         Notes to Financial Statements                                      6-11

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       12-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19


                                     PART II
                                     -------

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities                                                20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    21

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------
                                 BALANCE SHEETS
                                 --------------

                                                  As of                As of
                                               September 30,        December 31,
                                                  2000                 1999*
                                                ----------          ----------
                                               (UNAUDITED)

ASSETS
------
Cash and equivalents                           $    37,888         $   163,798
Cash and equivalents - restricted                   43,219              18,719
Accounts receivable                                 17,966               3,763
Land, buildings and amenities, net               1,492,377           1,423,671
Deferred leasing commissions                        86,643              88,665
Other assets                                        49,159              38,235
                                                ----------          ----------
     TOTAL ASSETS                              $ 1,727,252         $ 1,736,851
                                                ==========          ==========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------
Mortgages and note payable                     $ 2,056,960         $ 2,160,294
Accounts payable                                   175,578             134,091
Security deposits                                   13,002              13,091
Other liabilities                                   75,016              25,669
                                                ----------          ----------
     TOTAL LIABILITIES                           2,320,556           2,333,145

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' DEFICIT                                 (593,304)           (596,294)
                                                ----------          ----------
TOTAL LIABILITIES AND PARTNERS' DEFICIT        $ 1,727,252         $ 1,736,851
                                                ==========          ==========



                         STATEMENT OF PARTNERS' DEFICIT
                         ------------------------------


                                                 Limited          General
                                                 Partners         Partner          Total
                                                 --------         -------          -----
PARTNERS' DEFICIT
-----------------
Capital contributions, net of offering costs   $ 11,784,521    $        100    $ 11,784,621
Net loss - prior years                          (10,178,579)       (102,814)    (10,281,393)
Net income - current year                             2,960              30           2,990
Cash distributions declared to date              (2,038,520)        (20,592)     (2,059,112)
Repurchase of Limited Partnership Units             (40,410)              -         (40,410)
                                                -----------     -----------     -----------
BALANCES September 30, 2000                    $   (470,028)   $   (123,276)   $   (593,304)
                                                ===========     ===========     ===========


* Reference is made to the audited financial statements in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000. The auditors' report on these statements was qualified with respect to the Partnership continuing as a going concern (See Notes to Financial Statements - Note 1).

The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                    ---------


                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                            -------------               -------------
                                                         2000           1999         2000         1999
                                                        --------     --------      --------     --------
REVENUES
--------
Rental income                                          $ 143,361    $ 143,233     $ 434,148    $ 501,888
Gain on sale of assets                                         -        7,925             -        7,925
Interest and other income                                    598        4,189         4,247        6,851
                                                        --------     --------      --------     --------
     TOTAL REVENUES                                      143,959      155,347       438,395      516,664
                                                       ----------   ----------    ----------   ----------
EXPENSES
--------
Operating expenses                                        22,119       23,315        62,250       74,154
Operating expenses - affiliated                            8,971       11,532        27,277       42,870
Loss on disposal of assets                                 1,374            -        12,515            -
Interest expense                                          39,646       47,088       127,424      160,194
Management fees                                            8,888        8,701        25,911       29,927
Real estate taxes                                         16,527       12,895        42,175       46,490
Professional and administrative expenses                  16,497       20,108        51,627       53,329
Professional and administrative expenses
  - affiliated                                             5,017       13,405        15,338       33,695
Depreciation and amortization                             23,406       24,062        70,888       83,381
                                                        --------     --------      --------     --------
     TOTAL EXPENSES                                      142,445      161,106       435,405      524,040
                                                        --------     --------      --------     --------
Net income (loss)                                      $   1,514    $  (5,759)    $   2,990    $  (7,376)
                                                        ========     ========      ========     ========

Net income (loss) allocated to the Limited Partners    $   1,499    $  (5,701)    $   2,960    $  (7,302)
                                                        ========     ========      ========     ========

Net income (loss) per Limited Partnership Unit         $    0.00    $   (0.01)    $    0.00    $   (0.01)
                                                        ========     ========      ========     ========

Weighted average number of  Limited
  Partnership Units                                      643,645      646,600       643,645      652,851
                                                        ========     ========      ========     ========


The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                              Nine Months Ended
                                                                September 30,
                                                                -------------
                                                              2000          1999
                                                            --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                          $   2,990    $  (7,376)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                             70,888       83,381
    Loss of disposal of assets                                12,515           56
    Changes in assets and liabilities:
      Cash and equivalents - restricted                      (24,500)     (34,028)
      Accounts receivable                                    (14,203)       8,837
      Deferred leasing commissions                             2,022       14,054
      Other assets                                            (9,687)      14,211
      Accounts payable                                        41,487       21,135
      Security deposits                                          (89)      (3,358)
      Other liabilities                                       49,347       32,242
                                                            --------     --------
     Net cash provided by operating activities               130,770      129,154
                                                            --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                  (246,456)     (34,451)
Sale of land, buildings and amenities                              -       31,323
Change in ownership of Joint Venture (Note 8)                 37,544      138,194
                                                            --------     --------
     Net cash (used in) provided by investing activities    (208,912)     135,066
                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages and note payable            (168,790)    (171,361)
Increase in mortgages and note payable                       128,142       54,527
Increase in loan costs                                        (7,120)           -
Repurchase of Limited Partnership Units                            -      (14,757)
                                                            --------     --------
     Net cash used in financing activities                   (47,768)    (131,591)
                                                            --------     --------
     Net (decrease) increase in cash and equivalents        (125,910)     132,629

CASH AND EQUIVALENTS, beginning of period                    163,798       53,634
                                                            --------     --------
CASH AND EQUIVALENTS, end of period                        $  37,888    $ 186,263
                                                            ========     ========
Interest paid on a cash basis                              $ 120,417    $ 151,965
                                                            ========     ========


The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2000 and 1999.

1.   Partnership's Plans Relative to Continuing Operations
     -----------------------------------------------------

     NTS-Properties Plus Ltd. ("the Partnership") currently holds minority interests in four properties and thus cannot effect decisions made by NTS affiliate partnerships holding a majority position in these properties. The Partnership does not possess the resources to contribute to improvements of any significant amount and has seen its minority interests further decline as a result of the contributions made by the financially stronger majority interest affiliate partnerships.

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

     NTS, after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. As of September 30, 2000, the Partnership owes approximately $77,000 to NTS.

     Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors' report in the Partnership's 1999 Form 10-K was qualified with respect to the Partnership continuing as a going concern. These conditions continue to exist and may exist at December 31, 2000. Given these conditions, it is anticipated that the auditors' report included in the Partnership's 2000 Form 10-K may be qualified with respect to the Partnership continuing as a going concern. The Partnership is evaluating alternatives with its assets, debt and capital structure to remedy this situation.

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

3.   Concentration of Credit Risk
     ----------------------------

     The Partnership has joint venture investments in one commercial rental property in Kentucky (Louisville) and three commercial rental properties in Florida (Ft. Lauderdale). A single tenant occupies the property in Kentucky.

     It is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, ending in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 60% of the Partnership's total revenues for the nine months ended September 30, 2000. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact SHPS, Inc. is under lease until July 2005 and no official notice of termination has been received.

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

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of'" specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended September 30, 2000 and 1999 did not result in any impairment loss.

     On July 23, 1999, the Lakeshore/University Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405.

6.   Mortgages and Note Payable
     --------------------------

     Mortgages and note payable consist of the following:


                                                     September 30, December 31,
                                                         2000          1999
                                                         ----          ----
     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 8.5%,
     due November 15, 2005,
     secured by land and a building.                   $1,083,145    $1,203,015

     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 8.125%,
     due August 1, 2008,
     secured by land and a building.                      352,779       410,622

     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 8.125%,
     due August 1, 2008,
     secured by land and buildings.                       327,894       381,657

     Mortgage payable to a bank, bearing interest
     at a variable rate based on
     LIBOR daily rate plus 2.3%,
     currently 8.92%, due September 8, 2003,
     secured by land and a building.                       61,142             -

     Note payable to a bank, bearing interest
     at a fixed rate of 8.75%, due January 29, 2001,
     collateral provided by NTS Financial Partnership,
     an affiliate of NTS Development Company.             232,000       165,000
                                                        ---------     ---------

                                                       $2,056,960    $2,160,294
                                                        =========     =========


     Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $2,046,000.

7.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 6% of the gross revenues from the Partnership's properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

     The Partnership was charged the following amounts from NTS Development Company for the nine months ended September 30, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

     --------------------------------------


                                                           Nine Months Ended
                                                              September 30,
                                                              -------------
                                                            2000         1999
                                                            ----         ----

     Property management fees                             $ 25,911      $ 29,927
                                                           -------       -------
       Total property management fees                       25,911        29,927
                                                           -------       -------
     Property management                                    14,959        23,182
     Leasing                                                 5,763        11,419
     Administrative - operating                              6,270         7,658
     Other                                                     285           611
                                                           -------       -------
       Total operating expenses -affiliated                 27,277        42,870
                                                           -------       -------
     Administrative - professional                          15,338        33,695
                                                           -------       -------
       Total professional and administrative expenses
         - affiliated                                       15,338        33,695
                                                           -------       -------
     Repairs and maintenance fee                            13,267         1,123
     Leasing commissions                                     6,020         8,939
                                                           -------       -------
       Total related party transactions capitalized         19,287        10,062
                                                           -------       -------
       Total related party transactions                   $ 87,813      $116,554
                                                           =======       =======


     On February 7, 2000, ORIG, LLC (the "Affiliate") purchased Interests in the Partnership pursuant to an Agreement, Bill of Sale and Assignment by and among the Affiliate and four investors in the Partnership. The Affiliate purchased 2,536 Interests in the Partnership for a total consideration of $2,536 or an average price of $1.00 per Interest.

8.   Transactions  Affecting  the  Investment  in  Lakeshore/University II Joint
     ---------------------------------------------------------------------------
     Venture
     -------

     On July 1, 2000 and July 19, 1999, NTS-Properties V contributed $500,000 and $1,737,000, respectively, to the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The other partners in the L/U II Joint Venture, including NTS-Properties Plus Ltd., did not make capital contributions at that time. Accordingly the ownership percentages of the other partners in the L/U II Joint Venture decreased. Effective July 1, 2000, NTS Plus' percentage of ownership in the L/U II Joint Venture is 7.69%, as compared to 8.40% prior to July 1, 2000 and 12.57% prior to July 1, 1999.

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

     -----------------------------------------

     The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Partnership.

     Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by working capital and approximately $2,680,000 in debt financing. As of September 30, 2000, the L/U II Joint Venture has incurred approximately $2,820,000 in expenses for the construction of Lakeshore Business Center Phase III.

     On September 8, 2000, the Partnership, obtained a loan from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. This commitment is guaranteed by the L/U II Joint Venture, NTS-Properties V, NTS-Properties IV, Ltd., and NTS- Ft. Lauderdale, Ltd. The funds will be used by the L/U II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

     As of September 30, 2000, the L/U II Joint Venture has a commitment for approximately $122,000 for tenant improvements on 6,190 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $9,000 and will be funded from debt financing related to the property.

     The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be approximately $15,000 and will be funded from cash flows from operations of the property.

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

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revision to these forward-looking statements that may be made to reflect any future events or circumstances.

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

NTS, after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. As of September 30, 2000, the Partnership owes approximately $77,000 to NTS.

Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors' report in the Partnership's 1999 Form 10-K was qualified with respect to the Partnership continuing as a going concern. These conditions continue to exist and may exist at December 31, 2000. Given these conditions, it is anticipated that the auditors' report included in the Partnership's 2000 Form 10-K may be qualified with respect to the Partnership continuing as a going concern. The Partnership is evaluating alternatives with its assets, debt and capital structure to remedy this situation. (See Notes to Financial Statements - Note 1).

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                               Nine Months Ended
                                                                 September 30,
                                                                 -------------
                                                               2000 (1)    1999
                                                               --------    ----

  Property Owned in Joint Venture with NTS-Properties IV
  ------------------------------------------------------
  and NTS-Properties VII, Ltd.
  ----------------------------
  (Ownership % at September 30, 2000)
  -----------------------------------

  Blankenbaker Business Center 1A (39.05%)                       100%      100%

  Property Owned through Lakeshore/University II Joint Venture
  ------------------------------------------------------------
  (L/U II Joint Venture)
  ----------------------

  Lakeshore Business Center Phase I (2)                           74%       74%
  Lakeshore Business Center Phase II (2)                          86%       86%
  Lakeshore Business Center Phase III (3)                         N/A       N/A


                       (Footnotes continued on next page)

---------------------------------

(1) Current occupancy levels are considered adequate to continue the operation of Blankenbaker Business Center 1A and Lakeshore Business Center Phases I and II without additional financing. Lakeshore Business Center Phase III is currently under construction.
(2) Ownership percentage was 7.69% as of September 30, 2000 and 8.40% as of September 30, 1999 (See Notes to Financial Statements - Note 8).
(3) Ownership percentage was 7.69% as of September 30, 2000. Construction of the property commenced December 1999. As of September 30, 2000, one lease for 4,689 square feet has been signed and the tenant is expected to take occupancy during the fourth quarter of 2000. Another lease for 6,190 square feet has been signed and the tenant is expected to take occupancy during the first quarter of 2001.

The average occupancy levels at the Partnership's properties during the three months and nine months ended September 30 were as follows:


                                                  Three Months      Nine Months
                                                     Ended             Ended
                                                  September 30,    September 30,
                                                  -------------    -------------
                                                  2000    1999     2000    1999
                                                  ----    ----     ----    ----
Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV and NTS-Properties VII, Ltd.
----------------------------------------------
(Ownership % at September 30, 2000)
-----------------------------------

Blankenbaker Business Center 1A (39.05%)           100%    100%    100%    100%

Property Owned through Lakeshore/University II
----------------------------------------------
Joint Venture (L/U II Joint Venture)
------------------------------------

Lakeshore Business Center Phase I (1)               74%     73%     75%     75%
Lakeshore Business Center Phase II (1) (2)          86%     86%     83%     86%
Lakeshore Business Center Phase III (3)             N/A     N/A     N/A     N/A


(1) Ownership percentage was 7.69% for the three months ended September 30, 2000, 8.40% for the six months ended June 30, 2000 and the three months ended September 30, 1999, and 12.57% for the six months ended June 30, 1999. (See Notes to Financial Statements - Note 8).
(2) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) Ownership percentage was 7.69% as of September 30, 2000. Construction of the property commenced December 1999.

---------------------------------

The rental and other income generated by the Partnership's properties for the three months and nine months ended September 30 were as follows:


                                               Three Months        Nine Months
                                                  Ended               Ended
                                               September 30,       September 30,
                                               -------------       -------------
                                               2000      1999     2000     1999
                                               ----      ----     ----     ----
Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties VII, Ltd.
------------------------------------------
(Ownership % at September 30, 2000)
-----------------------------------

Blankenbaker Business Center 1A (39.05%)     $ 89,637 $ 89,278 $264,968 $275,093

Property Owned through Lakeshore/University
-------------------------------------------
II Joint Venture (L/U II Joint Venture)
---------------------------------------

Lakeshore Business Center Phase I (1)        $ 26,220 $ 25,013 $ 84,255 $109,279
Lakeshore Business Center Phase II (1)       $ 27,836 $ 27,963 $ 86,114 $118,954
Lakeshore Business Center Phase III (2)         N/A      N/A      N/A      N/A


(1) Represents ownership percentage of 7.69% for the three months ended September 30, 2000, 8.40% for the six months ended June 30, 2000 and the three months ended September 30, 1999, and 12.57% for the six months ended June 30, 1999. (See Notes to Financial Statements - Note 8).
(2) Ownership percentage was 7.69% as of September 30, 2000. Construction of the property commenced December 1999. As of September 30, 2000, one lease for 4,689 square feet has been signed and the tenant is expected to take occupancy during the fourth quarter of 2000. Another lease for 6,190 square feet has been signed and the tenant is expected to take occupancy during the first quarter of 2001.

Revenues shown in the table above, for properties owned through a joint venture, represent only the Partnership's percentage interest in those revenues.

It is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, ending in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 60% of the Partnership's total revenues for the nine months ended September 30, 2000. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact SHPS, Inc. is under lease until July 2005 and no official notice of termination has been received.

The following is an analysis of material changes in results of operations for the periods ending September 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental and other income decreased approximately $11,000 or 7% for the three months ended September 30, 2000, as compared to the same period in 1999, primarily as a result of a decrease in interest income earned on excess cash invested which has been used to construct Lakeshore Business Center Phase III. Rental and other income decreased approximately $78,000 or 15% for the nine months ended September 30, 2000, as compared to the same period in 1999, primarily due to a

---------------------------------

decrease in ownership of the L/U II Joint Venture, as a result of a capital contributions made by NTS-Properties V to the Joint Venture on July 1, 1999 and July 1, 2000. (See Notes to Financial Statements - Note 8).

In cases of tenants who cease making rental payments or abandon the premises in breach of the lease terms, the Partnership pursues collection through the use of collection agencies or other remedies available by law when practical. In cases where tenants have vacated as a result of bankruptcy, the Partnership has taken legal action when it was thought there could be a possible collection. There have been no funds recovered as a result of these actions during the three months and nine months ended September 30, 2000 or 1999. As of September 30, 2000, no action is being taken against any tenants to collect funds through the remedies discussed above.

Operating expenses decreased approximately $12,000 or 16% for the nine months ended September 30, 2000, as compared to the same period in 1999, primarily due to the decrease in ownership of the L/U II Joint Venture as discussed above.

Operating expenses - affiliated decreased approximately $16,000 or 37% for the nine months ended September 30, 2000, as compared to the same period in 1999, due to decreased overhead costs allocated to the Partnership as a result of personnel status changes and to the decrease in ownership of the L/U II Joint Venture. Operating expenses - affiliated are expenses for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The 2000 loss on disposal of assets is the result of retirements of original building costs at Lakeshore Business Center Phases I and II resulting from the renovation of the common areas of these properties. The loss represents the costs of the assets which were not fully depreciated at the time of their retirement.

Interest expense decreased approximately $7,000 or 16% and $33,000 or 21% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of the decrease in ownership of the L/U II Joint Venture and from regular principal payments made on the Joint Venture debt.

Professional and administrative expenses - affiliated decreased approximately $8,000 or 63% and $18,000 or 55% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, as a result of decreased salary costs due to personnel changes and the decrease in ownership of the L/U II Joint Venture. Professional and administrative expenses
- affiliated are expenses incurred for the services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased approximately $12,000 or 15% for the nine months ended September 30, 2000, as compared to the same period in 1999, primarily as a result of the decrease in ownership of the L/U II Joint Venture. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $4,868,000.

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

Cash flows provided by (used in):


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      2000              1999
                                                      ----              ----

Operating activities                               $ 130,770        $ 129,154
Investing activities                                (208,912)         135,066
Financing activities                                 (47,768)        (131,591)
                                                    --------         --------

  Net (decrease) increase in cash and equivalents  $(125,910)       $ 132,629
                                                    ========         ========


Net cash provided by operating activities did not change significantly for the nine months ended September 30, 2000, as compared to the same period in 1999.

Net cash used in investing activities for the nine months ended September 30, 2000, increased approximately $344,000, as compared to the same period in 1999. The increase is due to increased capital expenditures at Lakeshore Business Center Phases I and II and the inclusion of Lakeshore Business Center Phase III construction costs. Also contributing to the increase is the effect of the change in ownership.

Net cash used in financing activities decreased approximately $84,000 or 64% for the nine months ended September 30, 2000, as compared to the same period in 1999. The decrease is due partially to a decrease in cash reserved for the repurchase of Limited Partnership Units. The net cash provided by financing activities in 2000 and 1999 was the result of additional funds received on the note payable obtained by the Partnership in January 1998. The principal amount of the note payable was increased in order to cover interest due as of the original maturity date in January 1999.

The Partnership has not made any cash distributions since the quarter ended September 30, 1991. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) as of September 30, 2000 were $37,888.

Due to the fact that no distributions were made during the nine months ended September 30, 2000 or 1999, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

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

-----------------------------------------------------------

and/or wallcovering. The extent and costs of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves.

Pursuant to a contract signed on December 6, 1999, the L/U II Joint Venture has a commitment to construct a building to be known as Lakeshore Business Center
Phase III on 3.8 acres of land it owns at the Lakeshore Business Center Development. The construction cost is currently estimated to be $4,000,000 and will be funded by the Joint Venture's working capital and approximately $2,680,000 in debt financing. As of September 30, 2000, the L/U II Joint Venture incurred approximately $2,820,000 in expenses for the construction of Lakeshore Business Center Phase III.

On September 8, 2000, the Partnership, obtained a loan from a bank for an amount not exceeding $2,680,000 to fund the construction of Lakeshore Business Center Phase III. This commitment is guaranteed by the L/U II Joint Venture, NTS-Properties V, NTS-Properties IV, Ltd., and NTS-Ft. Lauderdale, Ltd. The funds will be used by the L/U II Joint Venture to construct Lakeshore Business Center Phase III. The loan bears a variable interest rate equal to a daily floating LIBOR rate as quoted for 30-day investments, plus 230 basis points and is secured by 3.8 acres of land located at the Lakeshore Business Center Development and the improvements now and hereafter located on the land.

As of September 30, 2000, the L/U II Joint Venture has a commitment for approximately $122,000 for tenant improvements on 6,190 square feet at Lakeshore Business Center Phase III. The Partnership's share of this commitment is approximately $9,000 and will be funded from debt financing related to the property.

The L/U II Joint Venture anticipates replacing the roofs at Lakeshore Business Center Phase I for a cost of approximately $200,000. The Partnership's share of this project will be approximately $15,000 and will be funded from cash flows from operations of the property.

The Partnership has no other material commitments for renovations or capital improvements as of September 30, 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Our primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $50,000 decrease in the fair value of debt.

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



Date: November 13, 2000