Form 10-K
period 2000-12-31
NTS PROPERTIES PLUS LTD
filed 2001-04-06
CIK 818089

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  December 31, 2000
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number                             0-18952
                      ----------------------------------------------------------

                            NTS-PROPERTIES PLUS LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Florida                                      61-1126478
-----------------------------------          -----------------------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification Number)

    10172 Linn Station Road
     Louisville, Kentucky                                   40223
-----------------------------------          -----------------------------------
     (Address of principal                                (Zip Code)
       executive offices)
                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    [X]

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----
Items 1. and 2.   Business and Properties                                  3-13

Item 3.           Legal Proceedings                                        14

Item 4.           Submission of Matters to a Vote of Security Holders      14

                                     PART II
                                     -------

Item 5.           Market for the Registrant's Limited Partnership
                     Interests and Related Partner Matters                 15

Item 6.           Selected Financial Data                                  16

Item 7.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   17-22

Item 7A.          Quantitative and Qualitative Disclosures About
                     Market Risk                                           23

Item 8.           Financial Statements and Supplementary Data              24-45

Item 9.           Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                   46

                                    PART III
                                    --------

Item 10.          Directors and Executive Officers of the Registrant       47

Item 11.          Management Remuneration and Transactions                 48

Item 12.          Security Ownership of Certain Beneficial
                     Owners and Management                                 48

Item 13.          Certain Relationships and Related Transactions           48

                                     PART IV
                                     -------

Item 14.          Exhibits, Consolidated Financial Statement Schedules
                     and Reports on Form 8-K                               49

Signatures                                                                 50

                                     PART I
                                     ------

Items 1. and 2.   Business and Properties
                  -----------------------
Development of Business
-----------------------

NTS-Properties Plus Ltd. (the "Partnership") is a limited partnership which was organized under the laws of the state of Florida on April 30, 1987. The General Partner is NTS-Properties Plus Associates, a Kentucky limited partnership. As of December 31, 2000, the Partnership owned the following properties and joint venture interests:

     * A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky. NTS-Properties Plus Ltd. contributed the completed building to the joint venture between the Partnership and NTS- Properties VII, Ltd., an affiliate of the General Partner of the Partnership. It had previously acquired the completed building from an affiliate of the Partnership. In 1994, NTS-Properties IV, Ltd., an affiliate of the General Partner of the Partnership, was admitted to the joint venture. The Partnership's percentage interest in the joint venture was 39.05% at December 31, 2000.

     * A joint venture interest in the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23, 1995 among the Partnership and NTS-Properties IV,
          NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership. The Partnership's percentage interest in the joint venture was 7.69% at December 31, 2000. A description of the properties owned by the L/U II Joint Venture appears below:

          -    Lakeshore  Business  Center  Phase  I - a  business  center  with
               -------------------------------------
               approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

          -    Lakeshore  Business  Center  Phase II - a  business  center  with
               -------------------------------------
               approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

          -    Lakeshore  Business  Center  Phase III - a business  center  with
               --------------------------------------
               approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida, constructed by the joint venture.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. The General Partner believes that the Partnership's properties are adequately covered by insurance.

-----------------------------------

As of December 31, 2000, the Partnership's properties were encumbered by mortgages as shown in the table below:


                                         Interest   Maturity           Balance
          Property                         Rate       Date           at 12/31/00
          --------                         ----       ----           -----------

 Blankenbaker Business Center 1A          8.500%    11/15/05  (1)    $2,697,393
 Lakeshore Business Center Phase I        8.125%    08/01/08  (2)    $4,166,849
 Lakeshore Business Center Phase II       8.125%    08/01/08  (2)    $4,483,083
 Lakeshore Business Center Phase III      9.121%    09/08/03  (3)    $1,300,327

 (1 Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

 (2) Current monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loan will have been repaid based on the current rate of amortization.

 (3) The construction loan for Lakeshore Business Center Phase III requires interest payments only. The principal payments begin 13 months from the completion date.

The Partnership had no other material commitments for renovations or capital improvements as of December 31, 2000.

Financial Information About Industry Segments
---------------------------------------------

The Partnership is engaged solely in the business of developing, constructing, owning and operating commercial real estate. A presentation of information concerning industry segments is not applicable. See Part II, Item 8 - Note 9 for information regarding the Partnership's operating segments.

General
-------

The current business of the Partnership is consistent with the original purpose of the Partnership which was to acquire, directly or by joint venture, unimproved or partially improved land, to construct and develop thereon business and commercial centers, business parks, industrial and office buildings, apartment complexes and/or retail centers and to own and operate the completed properties. The original purpose of the Partnership also includes the ability by the Partnership to invest in fully improved properties, either directly or by joint venture. The Partnership's properties are in a condition suitable for their intended use.

The Partnership intends to hold the joint venture interests until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a joint venture interest, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners.

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

-------------------

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

On November 30, 2000, ORIG, LLC, an affiliate of the Partnership (the "Offeror"), commenced a tender offer (the "Tender Offer") to purchase up to 611,266 limited partnership interests, that are not owned by NTS-Properties Plus Ltd., in a going private transaction. The offering price of $1.15 per limited partnership interest was subsequently amended to $1.30 per limited partnership interest on March 23, 2001. The Tender Offer was also extended from its original expiration date of March 30, 2001, to April 30, 2001. The General Partner of the Partnership believes that the offer is advisable, fair and in the limited partners' best interest, and has recommended that limited partners accept the offer and tender their Units. The purpose of the Tender Offer is to acquire control of the Partnership. If the Offeror acquires a majority, but less than all of the outstanding limited partnership interest, the Offeror may propose and seek to have the Partnership consummate a merger or similar transaction with the Offeror or another entity, such as an affiliated limited partnership. In the event that such merger or similar transaction should occur, limited partners may be required to exchange their interests for the consideration to be paid in such merger or similar transaction, subject to whatever rights they may have under applicable state law. If the Partnership completes a merger or similar transaction, the Partnership will no longer exist or no longer own any of the assets which it presently owns.

Description of Real Property
----------------------------

Blankenbaker Business Center 1A
-------------------------------

Sykes Health Plan Services Bureau, Inc. ("SHPS, Inc.") has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which excludes the cost of utilities is $7.48 per square foot. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. SHPS, Inc. is a professional service-orientated organization which deals in insurance claim processing. The occupancy level at the business center as of December 31, 2000, 1999, 1998, 1997 and 1996 was 100%. See Part II, Item 7 for average occupancy levels for the periods ending December 31, 2000, 1999 and 1998.

The following table contains approximate data concerning the lease in effect on December 31, 2000:

                                          Square Feet           Current Annual
                       Year of             and % of               Rental per
      Tenant         Expiration       Net Rentable Area (1)       Square Foot
      ------         ----------       ---------------------       -----------

 SHPS, Inc.              2005             100,640 (100%)            $ 7.48

 (1) Rentable area includes ground floor and mezzanine square feet.

-------------------------------------------

It has previously been reported that SHPS, Inc. intended to consolidate its operations and build its corporate headquarters in Jefferson County, Kentucky. SHPS, Inc. occupies 100% of Blankenbaker Business Center 1A. The Partnership believes that SHPS, Inc. no longer intends to build a Corporate Headquarters. As of December 31, 2000, it is the Partnership's understanding that SHPS, Inc., intends to occupy the space at Blankenbaker Business Center 1A through the duration of the lease term, which expires in July 2005.

Lakeshore Business Center Phase I
---------------------------------

As of December 31, 2000, there were 34 tenants leasing space aggregating approximately 87,700 square feet of rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase I are professional service oriented organizations. The principal occupations/professions practiced include telemarketing services, financial services and computer integration services. There are no tenants that individually lease 10% or more of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 85% (2000), 73% (1999), 85% (1998), 96% (1997) and 92%
(1996). See Part II, Item 7 for average occupancy levels for the periods ending December 31, 2000, 1999 and 1998.

Lakeshore Business Center Phase II
----------------------------------

As of December 31, 2000, there were 21 tenants leasing space aggregating approximately 83,300 square feet of the rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenants who occupy Lakeshore Business Center Phase II are professional service oriented organizations. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida state lottery. One tenant individually leases more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 86% (2000), 72% (1999), 79% (1998), 100% (1997)
and 89% (1996). See Part II, Item 7 for average occupancy levels for the periods ending December 31, 2000, 1999 and 1998.

The following table contains approximate data concerning the major lease in effect on December 31, 2000:

                                              Square Feet         Current Annual
                             Year of           and % of             Rental per
                           Expiration      Net Rentable Area        Square Foot
                           ----------      -----------------        -----------

 Major Tenant (1):
      1                       2002            28,312 (29.1%)          $12.13

 (1) Major tenants are those that individually occupy 10% or more of the rentable square footage.

Lakeshore Business Center Phase III
-----------------------------------

As of December 31, 2000, there was one tenant leasing space aggregating approximately 4,700 square feet of the rentable area at Lakeshore Business Center Phase III. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. The tenant who occupies space at Lakeshore Business Center Phase III is a professional service oriented organization. The principal occupation/profession practiced is insurance services. The occupancy level at the business center as of December 31, 2000 was 12%.

-----------------------------------------------

The following table contains approximate data concerning the major lease in effect on December 31, 2000:

                                                Square Feet      Current Annual
                              Year of            and % of          Rental per
                            Expiration      Net Rentable Area      Square Foot
                            ----------      -----------------      -----------

 Major Tenant   (1):
               1                2006           4,689 (11.9%)           $13.50

(1) Major tenants are those that individually occupy 10% or more of the rentable square footage.

Additional operating data regarding the Partnership's properties is furnished in the following table:


                                            Federal       Realty       Annual
                                           Tax Basis     Tax Rate   Realty Taxes
                                           ---------     --------   ------------
 Property Owned in Joint Venture
 -------------------------------
 with NTS- Properties IV and
 ---------------------------
 NTS-Properties VII, Ltd.
 ------------------------
 Blankenbaker Business Center 1A          $ 7,354,221    .010520      $ 54,677


 Properties Owned Through
 ------------------------
 Lakeshore/University II Joint Venture
 -------------------------------------
 Lakeshore Business Center Phase I        $10,524,607    .025265     $168,058
 Lakeshore Business Center Phase II       $12,389,430    .025265     $165,657
 Lakeshore Business Center Phase III      $ 4,415,883    .025265     $ 25,025

Percentage ownership has not been applied to the information in the table above for properties owned through a joint venture.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 7-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements.

Investment in Joint Ventures
----------------------------

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a
proportionate   gross   financial   statement   presentation   (referred  to  as
"proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

----------------------------------------

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investment for the year ending December 31, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Blankenbaker Business Center Joint Venture
------------------------------------------

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  December 31, 2030.

In 1990, when the joint venture was originally formed, NTS-Properties VII, Ltd. contributed $450,000 for additional tenant improvements to the business center and made a capital contribution to the joint venture of $325,000 to purchase the
2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. The Partnership contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The outstanding balance at December 31, 2000, was $2,697,393. The mortgage is recorded as a liability of the joint venture. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, the joint venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the SHPS, Inc. lease renewal and expansion. The $1,100,000 note bore interest at the Prime Rate + 1.5%. In order for the joint venture to obtain the $4,800,000 of permanent financing discussed above, it was necessary for the joint venture to seek an additional joint venture partner to provide the funds necessary for the tenant finish and leasing costs instead

------------------------------------------------------

of debt financing. The $1,100,000 note was retired in August 1994. This resulted in the joint venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the joint venture. The need for additional capital by the joint venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the joint venture and SHPS, Inc. The lease expanded SHPS, Inc.'s leased space by approximately 15,000 square feet and extended its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, SHPS, Inc. occupied 100% of the business center. The Partnership was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for this project. NTS-Properties IV was willing to participate in the joint venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. The Partnership agreed to the admission of NTS-Properties IV to the joint venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the joint venture were calculated with the admission of NTS-Properties IV. No future contributions are anticipated as of December 31, 2000.

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

The Partnership's interest in the joint venture decreased from 68.66% to 39.05% as a result of the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. The respective percentage interest of NTS-Properties IV and NTS-Properties VII, Ltd. in the joint venture subsequent to these capital contributions are 29.61% and 31.34%.

The net cash flow for each calendar quarter is distributed to the Partners in accordance with the respective percentage interests. The term Net Cash Flow for any period shall mean the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions, plus (ii) any funds released by the Partners from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of
(i) all cash operating expenses paid by the joint venture property during such period in the course of the business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and
(iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

------------------------------------------------------

Net income or net loss is allocated between the Partners pursuant to the joint venture agreement.

Lakeshore/University II Joint Venture
-------------------------------------

On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (the "L/U II Joint Venture") was formed among the Partnership and NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of the General Partner of the Partnership, for purposes of owning Lakeshore Business Center Phases I, II and III, University Business Center Phase II (sold October 1998 - see below for details regarding this transaction) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.


              Property                               Contributing Owner
              --------                               ------------------

    Lakeshore Business Center Phase I             NTS-Properties IV
                                                  and NTS-Properties V

    Lakeshore Business Center Phase II            NTS-Properties Plus Ltd.

    Undeveloped land adjacent to the              NTS-Properties Plus Ltd.
    Lakeshore Business Center
    development (3.8 acres)

    Undeveloped land adjacent to the              NTS/Fort Lauderdale, Ltd.
    Lakeshore Business Center
    development (2.4 acres)

    University Business Center Phase II           NTS-Properties V and
                                                  NTS Properties Plus Ltd.

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  December 31, 2030.

Each of the properties was contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on

-------------------------------------------------

University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000 subsequent to the formation of the L/U II Joint Venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, the Partnership obtained a 12.57% partnership interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

                  Loan Balance
                  at 12/31/00                   Encumbered Property
                  -----------                   -------------------
                  $ 4,166,849            Lakeshore Business Center Phase I
                  $ 4,483,083            Lakeshore Business Center Phase II
                  $ 1,300,327            Lakeshore Business Center Phase III

The mortgages for Lakeshore Business Center Phases I and II bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, the loans will have been repaid based on the current rate of amortization. The mortgage for Lakeshore Business Center Phase III bears interest at a variable rate and is due September 8, 2003. As of December 31, 2000, the interest rate was 9.121%.

On October 6, 1998, pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture (the "L/U II Joint Venture") sold University Business Center Phase II office building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. University Business Center Phase II was owned by the L/U II Joint Venture of which the Partnership owned a 12.57% interest as of October 6, 1998. Portions of the proceeds from this sale were immediately used to pay the remainder of the outstanding debt of approximately $5,933,382 on University Business Center Phase II (including interest and prepayment penalty). NTS-Properties Plus Ltd. used a portion of the cash distribution to make a $240,000 payment on the $350,000 loan obtained in January 1998. Net cash proceeds received by the Partnership from the L/U II Joint Venture as a result of a cash distribution of the proceeds from the sale were approximately $308,000. A portion of the distribution was also used to repay approximately $27,000 owed to NTS Development Company, an affiliate of the General Partner for operating expenses. On July 23, 1999, the L/U II Joint Venture also sold 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405.

On July 1, 2000 and July 1, 1999, NTS-Properties V contributed $500,000 and $1,737,000, respectively, to the Lakeshore/University II Joint Venture. The other partners in the joint venture, including NTS- Properties Plus, did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the joint venture decreased. Effective July 1, 2000, NTS Properties Plus' percentage of ownership in the joint venture is 7.69% as compared to 8.40% prior to July 1, 2000 and 12.57% prior to July 1, 1999.

-------------------------------------------------

The net cash flow for each calendar quarter is distributed to the Partners in accordance with their respective percentage interest. The term Net Cash Flow for any period shall mean the excess, if any, of (A) the sum of (i) the gross receipts of the joint venture properties for such period (including loan proceeds), other than capital contributions, plus (ii) any funds released from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture and (iv) reserves for contingent liabilities and future expenses of the joint venture, as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners pursuant to the joint venture agreement.

Competition
-----------

The Partnership's properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2000, there are no properties under construction in the respective vicinities in which the properties are located. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of the NTS-Properties Plus Associates, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Plus Associates. Under the agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors.

In addition, the agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of the properties, including the cost of goods and materials used for and on behalf of the Partnership, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits and related employment expenses of on-site personnel.

------------------------------------

The term of the agreement between NTS Development Company and the Partnership was initially for five years, and thereafter for succeeding one-year periods, unless cancelled. The agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2000, the agreement is still in effect.

Working Capital Practices
-------------------------

Information about the Partnership's working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations
-------------------

The Partnership does not consider its operations to be seasonal to any material degree.

Conflict of Interest
--------------------

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgement consistent with its fiduciary responsibility to the limited partners and the Partnership's investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification by the General Partner of the Partnership for liability resulting from errors in judgement or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future, in addition to those existing properties which may compete directly or indirectly.

NTS Development Company (the "Property Manager"), an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than that previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the allocated costs of providing such services. See Items 8 and 9 for further discussions of related party transactions.

Governmental Contracts and Regulations
--------------------------------------

No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.

Item 3.     Legal Proceedings
            -----------------

None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

None.

                                                          PART II

Item 5.     Market  for Registrant's Limited  Partnership Interests  and Related
            --------------------------------------------------------------------
            Partner Matters
            ---------------

There is no established trading market for the limited partnership interests. The Partnership had 989 limited partners as of February 28, 2001. Cash distributions and allocations of income and loss are made as described in Note 1F to the Partnership's 2000 consolidated financial statements in Item 8.

No distributions were paid during 2000, 1999 or 1998. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs, and capital improvements.

Due to the fact that no distributions were made during 2000, 1999 or 1998, the table which presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Item 6.    Selected Financial Data
           -----------------------

Years ended December 31, 2000, 1999, 1998, 1997 and 1996.



                                     2000             1999           1998            1997            1996
                                     ----             ----           ----            ----            ----

Other income                    $        563    $       2,03    $      2,629    $        547    $        890
Income (loss) from
  investment in joint venture         38,183          29,390       2,084,851          (2,537)        (24,068)
Total expenses                       (24,142)        (45,490)        (60,965)        (75,444)       (121,879)
                                -------------   -------------   -------------   -------------   -------------
Net income (loss)               $     14,604    $    (14,063)   $  2,026,515    $    (77,434)   $   (145,057)
                                =============   =============   =============   =============   =============

Net income (loss)
  allocated to:
    General Partner             $        146    $       (141)   $     20,265    $       (774)   $     (1,451)
    Limited partners            $     14,458    $    (13,922)   $  2,006,250    $    (76,660)   $   (143,606)

Net income (loss) per limited
  partnership Units             $       0.02    $      (0.02)   $       3.04    $      (0.12)   $      (0.21)

Weighted average number of
  limited partnership Units          643,645         650,531         660,429         666,248         685,634

Cumulative net income
  (loss) allocated to:
    General Partner             $   (102,668)   $   (102,814)   $   (102,673)   $   (122,938)   $   (122,164)
    Limited partners            $(10,164,121)   $(10,178,579)   $(10,164,657)   $(12,170,907)   $(12,094,247)

Cumulative taxable income
  (loss) allocated to:
    General Partner             $    (17,282)   $    (17,709    $    (17,861)   $    (42,692)   $    (42,315)
    Limited partners            $ (3,826,021)   $ (3,879,335)   $ (3,904,694)   $ (6,283,963)   $ (6,241,493)

Cumulative distributions
  declared:
    General Partner             $     20,592    $     20,592    $     20,592    $     20,592    $     20,592
    Limited partners            $  2,038,520    $  2,038,520    $  2,038,520    $  2,038,520    $  2,038,520

At year end:
Land, buildings and
  amenities, net                $      2,093    $      2,691    $      1,466    $    496,748    $    518,400
Total assets                    $   (202,984)   $   (310,906)   $   (401,653)   $ (2,277,937)   $ (2,286,524)
Notes payable                   $    232,000    $    165,000    $    110,000    $       --      $       --


The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7.     Management's  Discussion and  Analysis  of  Financial  Condition and
            --------------------------------------------------------------------
            Results of Operations
            ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks also follows. Management's analysis should be read in conjunction with the consolidated financial statements in Part II, Item 8 and the cautionary statements below.

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

Prior to December 31, 1999, NTS Development Company agreed to defer amounts owed to it by the Partnership. NTS Development Company, an affiliate of the General Partner, prior to January 1, 2000, also agreed to provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they came due through January 1, 2000. NTS Development Company did not extend the commitment past January 1, 2000.

NTS Development Company after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. During the year ended December 31, 2000, NTS Development Company, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership's note payable.

Accordingly, without an infusion of cash or a sale of partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. The Partnership is presently projecting a cash flow deficit for fiscal 2001.

On November 30, 2000, ORIG, LLC, an affiliate of the Partnership (the "Offeror"), commenced a tender offer (the "Tender Offer") to purchase up to 611,266 limited partnership interests, that are not owned by NTS-Properties Plus Ltd., in a going private transaction. The offering price of $1.15 per limited partnership interest was subsequently amended to $1.30 per limited partnership interest on March 23, 2001. The Tender Offer was also extended from its original expiration date of March 30, 2001, to April 30, 2001. The General Partner of the Partnership believes that the offer is advisable, fair and in the limited partners' best interest, and has recommended that limited partners accept the offer and tender their Units. The purpose of the Tender Offer is to acquire control of the Partnership. If the Offeror acquires a majority, but less than all of the outstanding limited partnership interest, the Offeror may propose and seek to have the Partnership consummate a merger or similar transaction with the Offeror or another entity, such as an affiliated limited partnership. In the event that such merger or similar transaction should occur, limited partners may be required to exchange their interests for the consideration to be paid in such merger or similar transaction, subject to whatever rights they may have under applicable state law. If the Partnership completes a merger or similar transaction, the Partnership will no longer exist or no longer own any of the assets which it presently owns.

Occupancy Levels
----------------

The occupancy levels at the Partnership's joint ventures as of December 31 were as follows:


                                                  2000 (1)     1999     1998
                                                  --------     ----     ----


 Property Owned in Joint Venture with NTS-
 -----------------------------------------
 Properties IV and NTS-Properties VII, Ltd.
 ------------------------------------------
 (ownership % at December 31, 2000)
 ----------------------------------
 Blankenbaker Business Center 1A  (39.05%)         100%        100%     100%

 Properties Owned Through
 ------------------------
 Lakeshore/University II Joint Venture
 -------------------------------------
 Lakeshore Business Center Phase I (2)              85%         73%      85%
 Lakeshore Business Center Phase II (2)             86%         72%      79%
 Lakeshore Business Center Phase III (3)            12%         N/A      N/A
 University Business Center Phase II (4)            N/A         N/A      N/A

 (1) Current occupancy levels are considered adequate to continue operation of the Partnership's properties.
 (2) Ownership percentage was 12.57% at December 31, 1998, 8.40% as of December 31, 1999 and 7.69% as of December 31, 2000.
 (3) Ownership percentage was 7.69% at December 31, 2000.
 (4) On October 6, 1998, University Center Phase II was sold. See below for the details of this transaction.

The average occupancy levels at the Partnership's joint ventures as of December 31 were as follows:


                                                   2000        1999     1998
                                                   ----        ----     ----
 Property Owned in Joint Venture with NTS-
 -----------------------------------------
 Properties IV and NTS-Properties VII, Ltd.
 ------------------------------------------
 (Ownership % at December 31, 2000)
 ----------------------------------
 Blankenbaker Business Center 1A (39.05%)          100%        100%     100%

 Properties Owned Through
 ------------------------
 Lakeshore/University II Joint Venture
 -------------------------------------
 Lakeshore Business Center Phase I (1)              78%         74%      88%
 Lakeshore Business Center Phase II (1)             86%         85%      91%
 Lakeshore Business Center Phase III (2)            12%         N/A      N/A
 University Business Center Phase II (3)            N/A         N/A      91% (4)

 (1) Ownership percentage was 12.57% as of December 31, 1998, 8.40% as of December 31, 1999 and 7.69% as of December 31, 2000.
 (2) Ownership percentage was 7.69% as of December 31, 2000.
 (3) On October 6, 1998, University Center Phase II was sold. See below for the details of this transaction.
 (4) Represents average occupancy through October 6, 1998.

Rental and Other Income
-----------------------

The following is an analysis of material changes in results of operations for the periods ending December 31, 2000, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been omitted from this discussion.

-----------------------------------

Income from investment in joint ventures increased approximately $8,800, or 30%, from 1999 to 2000. The combined Blankenbaker Business Center and the Lakeshore/University II Joint Ventures decreased their net losses from 1999 to 2000 by approximately $34,800 or 39%.

Income from investment in joint ventures decreased approximately $2,055,000, or 80%, from 1998 to 1999. The combined Blankenbaker Business Center and the Lakeshore/University II Joint Ventures increased their net losses from 1998 to 1999 due to the gain on the sale of University Business Center Phase II in 1998.

Interest expense increased approximately $6,000, or 47%, in 2000. The increase is due to a 0.25% increase in the interest rate on the note payable held by the Partnership on January 29, 2000. The increase is also due to an increase in the balance of the note payable on March 28, 2000 and June 13, 2000.

Interest expense decreased approximately $11,000, or 46%, in 1999, as a result of a lower principal balance on the note payable held by the Partnership. The note payable was paid down in 1998 and then increased in 1999. The balance on the note payable was $165,000 and $110,000 at December 31, 1999 and 1998, respectively.

Professional and administrative expenses decreased approximately $16,000, or 82%, from 1999 to 2000. The decrease is primarily the result of decreased legal fees and information processing services.

Professional and administrative expenses increased approximately $9,000, or 88%, in 1999, primarily as a result of increased legal and professional fees and increased information processing services.

Professional and administrative expenses - affiliated decreased approximately $11,600, or 91%, from 1999 to 2000, primarily as a result of decreased accounting salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased approximately $16,000, or 98%, from 1998 to 1999. The decrease is the result of the sale of equipment associated with University Business Center Phase II in October 1998. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 3-7 years. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $2,990.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):


                                          2000           1999           1998
                                          ----           ----           ----
 Operating activities                  $   3,799       $   9,191     $(366,208)
 Investing activities                    (69,548)        (64,062)      270,035
 Financing activities                     67,000          40,243       105,000
                                       ----------      ----------    ----------
      Net increase (decrease)
        in cash and equivalents        $   1,251       $ (14,628)    $   8,827
                                       ==========      ==========    ==========

----------------------------------------------------------

Net cash provided by operating activities decreased approximately $5,400 in 2000. The decrease was primarily driven by decreased accounts payable.

Net cash provided by operating activities increased approximately $375,000 in 1999. This increase was primarily driven by increased accounts payable.

Net cash used in investing activities increased approximately $5,500 in 2000, as compared to 1999, primarily as a result of increased investment in joint ventures. Net cash provided by investing activities decreased approximately $334,000 in 1999, as compared to 1998, as a result of cash provided by the sale of University II in 1998.

The increase of approximately $27,000 of net cash provided by financing activities in 2000 is the result of an increase in the note payable. The decrease of approximately $65,000 of net cash provided by financing activities in 1999 was primarily driven by a payment on the note payable in 1998, funded out of the cash derived from the sale of University II.

The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of December 31) were $1,393, $142 and $14,770 at December 31, 2000, 1999 and 1998, respectively. See Item 8 - Note 1C to the consolidated financial statements of this Form 10-K for a discussion of the Partnership's plans relative to continuing operations.

Due to the fact that no distributions were made during 2000, 1999, 1998 or 1997, the table which presents that portion of the distribution that represents a return of capital on a Generally Accepted Accounting Principle basis has been omitted.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1996. During the years ended December 31, 1999, 1998 and 1997, the Partnership funded $14,757, $5,000, and $12,251, respectively, to the reserve. On February 17, 1997, the repurchase of partnership Units was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in the General Partner's opinion, the Partnership had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet ongoing needs of the Partnership. Through December 31, 2000, the Partnership has repurchased 42,002 Units for $35,329 at a price ranging from $0.70 to $1.00 per Unit. The offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units are retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the Reserve at December 31, 2000 was $0.

The following describes the efforts being taken by the Partnership to increase the occupancy levels at the Partnership's properties. At Lakeshore Business Center Phases I and II, the Partnership has an on-site leasing agent, an employee of NTS Development Company, (an affiliate of the General Partner of the Partnership), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff.

----------------------------------------------------------

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

NTS Development Company after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. Accordingly, without an infusion of cash or a sale of Partnership assets the Partnership may not be able to meet its obligations as they come due in the normal course of business. During the year ended December 31, 2000, NTS Development Company, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership's note payable.

On November 30, 2000, ORIG, LLC, an affiliate of the Partnership (the "Offeror"), commenced a tender offer (the "Tender Offer") to purchase up to 611,266 limited partnership interests, that are not owned by NTS-Properties Plus Ltd., in a going private transaction. The offering price of $1.15 per limited partnership interest was subsequently amended to $1.30 per limited partnership interest on March 23, 2001. The Tender Offer was also extended from its original expiration date of March 30, 2001, to April 30, 2001. The General Partner of the Partnership believes that the offer is advisable, fair and in the limited partners' best interest, and has recommended that limited partners accept the offer and tender their Units. The purpose of the Tender Offer is to acquire control of the Partnership. If the Offeror acquires a majority, but less than all of the outstanding limited partnership interest, the Offeror may propose and seek to have the Partnership consummate a merger or similar transaction with the Offeror or another entity, such as an affiliated limited partnership. In the event that such merger or similar transaction should occur, limited partners may be required to exchange their interests for the consideration to be paid in such merger or similar transaction, subject to whatever rights they may have under applicable state law. If the Partnership completes a merger or similar transaction, the Partnership will no longer exist or no longer own any of the assets which it presently owns.

---------------------------------

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

Any forward looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At December 31, 2000, a hypothetical 100 basis point increase in interest rates would not result in a significant change in the fair value of debt.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties Plus Ltd., a Florida Limited Partnership:

We have audited the accompanying balance sheets of NTS-Properties Plus Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties Plus Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that NTS-Properties Plus Ltd. will continue as a going concern. As discussed in Note 1C to the financial statements, NTS-Properties Plus Ltd. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 9, 2001

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------


                                                       2000              1999
                                                       ----              ----

ASSETS
------
Cash and equivalents                                $   1,393         $     142
Accounts receivable                                    78,100            82,005
Equipment, net                                          2,093             2,691
Investment in joint ventures                         (289,642)         (397,373)
Other assets                                            5,072             1,629
                                                    ----------        ----------
     TOTAL ASSETS                                   $(202,984)        $(310,906)
                                                    ==========        ==========
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------
Note payable                                        $ 232,000         $ 165,000
Accounts payable                                      133,882           107,564
Other liabilities                                      12,824            12,824
                                                    ----------        ----------
     TOTAL LIABILITIES                                378,706           285,388

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT                                    (581,690)         (596,294)
                                                    ----------        ----------
     TOTAL LIABILITIES AND PARTNERS' DEFICIT        $(202,984)        $(310,906)
                                                    ==========        ==========


The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                             2000          1999           1998
                                                             ----          ----           ----

REVENUES
--------
Interest and other income                                $      563    $    2,037     $    2,629
Income from investment in joint ventures                     38,183        29,390      2,084,851
                                                         -----------   -----------    -----------
     TOTAL REVENUES                                          38,746        31,427      2,087,480

EXPENSES
--------
Operating expenses                                               19            44           --
Interest expense                                             18,957        12,892         23,774
Professional and administrative expenses                      3,420        19,524         10,380
Professional and administrative expenses - affiliated         1,148        12,731         10,572
Depreciation and amortization                                   598           299         16,239
                                                         -----------   -----------    -----------
    TOTAL EXPENSES                                           24,142        45,490         60,965
                                                         -----------   -----------    -----------
Net income (loss)                                        $   14,604    $  (14,063)    $2,026,515
                                                         ===========   ===========    ===========
Net income (loss) allocated to the limited partners      $   14,458    $  (13,922)    $2,006,250
                                                         ===========   ===========    ===========
Net income (loss) per limited partnership Unit           $     0.02    $    (0.02)    $     3.04
                                                         ===========   ===========    ===========
Weighted average number of limited partnership
   Units                                                    643,645       650,531        660,429
                                                         ===========   ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                       STATEMENTS OF PARTNERS' DEFICIT (1)
                       -----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                Limited          General
                                                Partners         Partner          Total
                                                --------         -------          -----
PARTNERS' DEFICIT
-----------------
Balances at December 31, 1997                 $(2,445,559)    $  (143,430)    $(2,588,989)

   Net income                                   2,006,250          20,265       2,026,515

   Repurchase of limited partnership Units         (5,000)           --            (5,000)
                                              ------------    ------------    ------------
Balances at December 31, 1998                    (444,309)       (123,165)       (567,474)

   Net loss                                       (13,922)           (141)        (14,063)

   Repurchase of limited partnership Units        (14,757)           --           (14,757)
                                              ------------    ------------    ------------
Balances at December 31, 1999                    (472,988)       (123,306)       (596,294)

   Net income                                      14,458             146          14,604
                                              ------------    ------------    ------------
Balances at December 31, 2000                 $  (458,530)    $  (123,160)    $  (581,690)
                                              ============    ============    ============


(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income.'

The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                                 2000           1999            1998
                                                                 ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                           $    14,604     $   (14,063)    $ 2,026,515
Adjustments to reconcile net income (loss)  to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                     598             299          16,239
  Income from investment in joint venture                       (38,183)        (29,390)     (2,084,851)
  Changes in assets and liabilities:
    Accounts receivable                                           3,905            --              --
    Other assets                                                 (3,443)           (507)          1,410
    Accounts payable                                             26,318          52,852        (321,198)
    Other liabilities                                              --              --            (4,323)
                                                            ------------    ------------    ------------
     Net cash provided by (used in) operating activities          3,799           9,191        (366,208)
                                                            ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                         --            (1,524)         (1,467)
Investment in and advances to (from) joint ventures             (69,548)        (62,538)        271,502
                                                            ------------    ------------    ------------
     Net cash (used in) provided by investing activities        (69,548)        (64,062)        270,035
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in note payable                                         67,000          55,000         350,000
Principal payment on note payable                                  --              --          (240,000)
Repurchase of limited partnership Units                            --           (14,757)         (5,000)
                                                            ------------    ------------    ------------
     Net cash provided by financing activities                   67,000          40,243         105,000
                                                            ------------    ------------    ------------
     Net increase (decrease) in cash and equivalents              1,251         (14,628)          8,827

CASH AND EQUIVALENTS, beginning of year                             142          14,770           5,943
                                                            ------------    ------------    ------------
CASH AND EQUIVALENTS, end of year                           $     1,393     $       142     $    14,770
                                                            ============    ============    ============


The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

1.        Significant Accounting Policies
          -------------------------------

          A)   Organization
               ------------

               NTS-Properties   Plus  Ltd.  (the "Partnership")  is  a  limited
               partnership organized under the laws of the state of Florida on April 30, 1987. The General Partner is NTS-Properties Plus Associates (a Kentucky limited partnership). The Partnership is in the business of owning commercial real estate joint ventures.

          B)   Consolidation Policies and Joint Venture Accounting
               ---------------------------------------------------

               The less than 50% owned joint ventures are accounted for under the equity method. From inception, the Partnership used the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the joint venture's assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

               Proportionate consolidation was utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners.

               Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partner. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership's operations.

               The  Emerging  Issues  Tasks  Force  ("EITF")  of  the  Financial
               Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

               ---------------------------------------------------------------

               The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the year ending December 31, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' deficit or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

               The investment in joint ventures reflected as a contra asset in the accompanying balance sheets is derived primarily from distributions of the joint ventures in excess of the respective minority partner's historical investment in the joint ventures used for financial reporting purposes. The contra asset will be satisfied upon the sale of the respective joint venture properties or dissolution of the respective joint venture.

               Please  see the  accompanying  Blankenbaker  Business  Center and
               Lakeshore/University   II  Joint  Ventures'   combined  financial
               statements.

          C)   Partnership's Plans Relative to Continuing Operations
               -----------------------------------------------------

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

               NTS Development Company after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. During the year ended December 31, 2000, NTS Development Company, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership's note payable. Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business.

               See Note 5 - Tender Offer for a discussion of the outstanding tender offer to acquire all outstanding units which is part of a going private transaction and proposed plan of merger, both of which are intended to result in the Partnership no longer existing in its current form.

          D)   Properties
               ----------

               The Partnership owns the following joint venture interests:

               * A 39.05% joint venture interest in the Blankenbaker Business Center 1A building, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky.

               * An 7.69% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

                    -    Lakeshore  Business  Center Phase I - a business center
                         -----------------------------------
                         with approximately 103,000 rentable square feet located in Fort Lauderdale, Florida.

                    -    Lakeshore  Business Center Phase II - a business center
                         -----------------------------------
                         with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

                    -    Lakeshore Business Center Phase III - a business center
                         -----------------------------------
                         with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida.

          E)   Revenue Recognition
               -------------------

               The Partnership's joint ventures recognize revenue in accordance with each tenant's respective lease agreement.

          F)   Allocation of Net Income (Loss) and Cash Distributions
               ------------------------------------------------------

               Pre-termination date net cash receipts and interim net cash receipts, as defined in the partnership agreement and which are made available for distribution, will be distributed 99% to the limited partners and 1% to the General Partner.

               Net operating income shall be allocated to the limited partners and the General Partner in proportion to their respective cash distributions. Net operating income in excess of cash distributions shall be allocated as follows: 1) pro rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the General Partner until the limited partners have received cash distributions from all sources equal to their original capital; (3) the balance, 90% to the limited partners and 10% to the General Partner. Net operating losses shall be allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying financial statements.

          G)   Tax Status
               ----------

               The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of interests for inclusion on their individual income tax returns.

               A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:


                                                         2000           1999            1998
                                                         ----           ----            ----

                 Net income (loss)                   $   14,604     $  (14,063)     $2,026,515

                 Items handled differently
                   for tax purposes:
                  Gain on sale of assets                   --             --            96,109
                  Write-off of unamortized
                   tenant finish improvements              --           (3,682)         (3,301)
                  Allowance for doubtful accounts          --              (42)            (75)
                  Depreciation and amortization            (359)        39,453         277,648
                  Capitalized leasing costs                --              370           1,088
                  Rental income                            --            3,168           6,116
                  Other                                  39,496            307            --
                                                     -----------    -----------     -----------
                 Taxable income                      $   53,741     $   25,511      $2,404,100
                                                     ===========    ===========     ===========


          H)   Use of Estimates in the Preparation of Financial Statements
               -----------------------------------------------------------

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

          I)   Basis of Equipment and Depreciation
               -----------------------------------

               Equipment is stated at historical cost less accumulated depreciation to the Partnership. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 years for equipment.

               Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2000, 1999 and 1998 did not result in an impairment loss.

2.        Concentration of Credit Risk
          ----------------------------

          NTS-Properties Plus Ltd. Partnership has joint venture investments in commercial properties in Kentucky (Louisville) and Florida (Ft. Lauderdale). Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space.

3.        Equipment
          ---------

          The following schedule provides an analysis of the Partnership's investment in equipment as of December 31:


                                                         2000            1999
                                                         ----            ----
           Equipment                                  $   2,990       $   2,990

            Less accumulated depreciation                   897             299
                                                      ---------       ---------
                                                      $   2,093       $   2,691
                                                      =========       =========

4.        Note Payable
          ------------

          Note payable as of December 31 consists of the following:


                                                         2000            1999
                                                         ----            ----
           Note payable to a bank, bearing
           interest at a fixed rate of 8.5%,
           due January 31, 2002, collateral
           provided by NTS Financial Partnership,
           an affiliate of NTS Development Company    $ 232,000       $ 165,000


          Scheduled maturities of debt are as follows:


           For the Years Ended December 31,                   Amount
           --------------------------------                   ------

                        2002                                $ 232,000

          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $232,000. During the year ended December 31, 2000, NTS Development Company, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership's note payable.

5.        Tender Offer
          ------------

          On November 30, 2000, ORIG, LLC, an affiliate of the Partnership (the "Offeror"), commenced a tender offer (the "Tender Offer") to purchase up to 611,266 limited partnership interests, that are not owned by NTS-Properties Plus Ltd., in a going private transaction. The offering price of $1.15 per limited partnership interest was subsequently amended to $1.30 per limited partnership interest on March 23, 2001. The Tender Offer was also extended from its original expiration date of March 30, 2001, to April 30, 2001. The General Partner of the Partnership believes that the offer is advisable, fair and in the limited partners' best interest, and has recommended that limited partners accept the offer and tender their Units. The purpose of the Tender Offer is to acquire control of the Partnership.

          ------------------------

          If the Offeror acquires a majority, but less than all of the outstanding limited partnership interest, the Offeror may propose and seek to have the Partnership consummate a merger or similar transaction with the Offeror or another entity, such as an affiliated limited partnership. In the event that such merger or similar transaction should occur, limited partners may be required to exchange their interests for the consideration to be paid in such merger or similar transaction, subject to whatever rights they may have under applicable state law. If the Partnership completes a merger or similar transaction, the Partnership will no longer exist or no longer own any of the assets which it presently owns.

6.        Related Party Transactions
          --------------------------

          Pursuant to an agreement, the Partnership was charged for administrative salaries by NTS Development Company. These charges, which have been expensed as professional and administrative expenses - affiliated, totaled $1,148, $12,731 and $10,572 for the years ended December 31, 2000, 1999 and 1998 respectively.

          Accounts payable includes approximately $80,700 and $60,000 due NTS Development Company at December 31, 2000 and 1999, respectively (see
          Note 1C).

7.        Sale of Asset
          -------------

          On October 6, 1998, pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II Office Building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. Portions of proceeds from the sale were immediately used to pay the remainder of the outstanding debt of approximately $5,933,382 on University
          Business Center Phase II (including interest and prepayment penalties). The L/U II Joint Venture reflected a gain of approximately $4,465,000 associated with this sale in the fourth quarter of 1998. The L/U II Joint Venture recognized an extraordinary item in the amount of $862,612 related to the early extinguishment of debt as a result of this transaction.

          On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The L/U II Joint Venture reflects a gain of approximately $94,000 associated with this sale for the year ended December 31, 1999. The net proceeds from the land sale were used to help fund the construction of Lakeshore Business Center Phase III.

8.        Commitments and Contingencies
          -----------------------------

          The Partnership, as an owner of real estate joint ventures, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

          -----------------------------------------

          The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on the balance sheets and statements of operations of the Partnership except as discussed herein.

9.        Segment Reporting
          -----------------

          The company's reportable operating segments include only one segment - investments in commercial real estate joint ventures.

10.       Selected Quarterly Financial Data (Unaudited)
          ---------------------------------------------

                                           For the Quarters Ended
                                           ----------------------
                2000             March 31   June 30   September 30   December 31
                ----             --------   -------   ------------   -----------

           Total revenues       $137,041   $157,394     $143,959      $146,342
           Total expenses        150,685    142,274      142,445       134,728
           Net income (loss)     (13,644)    15,120        1,514        11,614
           Net income (loss)
            allocated to the
            limited partners     (13,508)    14,969        1,499        11,498
           Net income (loss)
            per limited
            partnership Unit       (0.02)      0.02         --            0.02



                                         For the Quarters Ended
                                         ----------------------
                1999            March 31    June 30   September 30  December 31
                ----            --------    -------   ------------  -----------


           Total revenues       $181,832   $179,485     $155,347      $140,115
           Total expenses        183,831    179,104      161,106       146,801
           Net income (loss)      (1,999)       381       (5,759)       (6,686)
           Net income (loss)
            allocated to the
            limited partners      (1,979)       377       (5,701)       (6,619)
           Net income (loss)
            per limited
            partnership Unit        --         --          (0.01)        (0.01)

          The  information  presented in the table above is based on  previously filed 10-Q and 10-K reports which were prepared using the proportionate consolidation method. See Note 1B for further information regarding the Partnership's change from the proportionate consolidation method to the equity method.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the NTS-Properties Plus Ltd.:

We have audited the accompanying combined balance sheets of the Blankenbaker Business Center Joint Venture and the Lakeshore/University II Joint Venture (the "Combined Joint Ventures" as defined in Note 1 to these combined financial statements) as of December 31, 2000 and 1999, and the related combined statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Combined Joint Ventures as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 9, 2001

                        BLANKENBAKER BUSINESS CENTER AND
                        --------------------------------

                     LAKESHORE/UNIVERSITY II JOINT VENTURES
                     --------------------------------------

                             COMBINED BALANCE SHEETS
                             -----------------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------


                                                       2000               1999
                                                       ----               ----


ASSETS
------
Cash and equivalents                               $   174,294        $ 1,900,736
Cash and equivalents  - restricted                      26,082             82,492
Accounts receivable                                    139,728             31,974
Land, buildings and amenities, net                  19,708,512         17,332,718
Deferred leasing commissions                           524,163            402,221
Other assets                                           378,492            284,366
                                                   -----------        -----------
     TOTAL ASSETS                                  $20,951,271        $20,034,507
                                                   ===========        ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                  $12,647,652        $12,553,357
Accounts payable                                       539,560            485,850
Security deposits                                      193,528            155,850
Other liabilities                                      226,902            119,448
                                                   -----------        -----------
     TOTAL LIABILITIES                             $13,607,642        $13,314,505

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' EQUITY                                     7,343,629          6,720,002
                                                   -----------        -----------
     TOTAL LIABILITIES AND PARTNERS' EQUITY        $20,951,271        $20,034,507
                                                   ===========        ===========



The accompanying notes to combined financial statements are an integral part of these statements.


                        BLANKENBAKER BUSINESS CENTER AND
                        --------------------------------

                     LAKESHORE/UNIVERSITY II JOINT VENTURES
                     --------------------------------------

                        COMBINED STATEMENTS OF OPERATIONS
                        ---------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                             2000            1999            1998
                                                             ----            ----            ----
REVENUES
--------
Rental income                                            $ 3,717,623     $ 3,596,578     $ 4,827,615
Gain on sale of assets                                          --            94,347       4,464,689
Interest and other income                                     45,085          74,406          25,133
                                                         ------------    ------------    ------------
     TOTAL REVENUES                                        3,762,708       3,765,331     $ 9,317,437
                                                         ------------    ------------    ------------
EXPENSES
--------
Operating expenses                                           771,071         739,153         807,818
Operating expenses - affiliated                              312,001         356,648         367,631
Interest expense                                             928,614       1,103,501       1,526,642
Loss on disposal of assets                                   149,613             667             166
Property management fees - affiliated                        222,085         217,826         295,573
Real estate tax                                              390,477         423,282         465,861
Professional and administrative expenses - affiliated        200,000         210,000         180,000
Depreciation and amortization                                843,512         803,732       1,061,396
                                                         ------------    ------------    ------------
    TOTAL EXPENSES                                         3,817,373       3,854,809       4,705,087
                                                         ------------    ------------    ------------
Income (loss) before extraordinary item                      (54,665)        (89,478)      4,612,350
Extraordinary item - early extinguishment of debt               --              --          (862,612)
                                                         ------------    ------------    ------------
Net income (loss)                                        $   (54,665)    $   (89,478)    $ 3,749,738
                                                         ============    ============    ============


The accompanying notes to combined financial statements are an integral part of these statements.


                        BLANKENBAKER BUSINESS CENTER AND
                        --------------------------------

                     LAKESHORE/UNIVERSITY II JOINT VENTURES
                     --------------------------------------

                   COMBINED STATEMENTS OF PARTNERS' EQUITY(1)
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                   Partners'
                                                    Equity
                                                    ------

PARTNERS' EQUITY
----------------
Balances at December 31, 1997                    $ 3,420,671

   Net income                                      3,749,738

   Distributions declared                         (2,477,380)

   Capital contributions                             120,000
                                                 ------------
Balances at December 31, 1998                      4,813,029

   Net loss                                          (89,478)

   Distributions declared                            (50,974)

   Capital contributions                           2,047,425
                                                 ------------
Balances at December 31, 1999                      6,720,002

   Net loss                                          (54,665)

   Distributions declared                            (41,398)

   Capital contributions                             719,690
                                                 ------------
Balances at December 31, 2000                    $ 7,343,629
                                                 ============


(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to combined financial statements are an integral part of these statements.


                        BLANKENBAKER BUSINESS CENTER AND
                        --------------------------------

                     LAKESHORE/UNIVERSITY II JOINT VENTURES
                     --------------------------------------

                        COMBINED STATEMENTS OF CASH FLOWS
                        ---------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                                2000            1999            1998
                                                                ----            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                           $   (54,665)    $   (89,478)    $ 3,749,738
Adjustments to reconcile net income (loss)  to net
  cash provided by operating activities:
Gain on sale of assets                                             --           (94,347)     (4,464,689)
Extraordinary item - early extinguishment of debt                  --              --           862,612
Loss on disposal of assets                                      149,613             667             166
Depreciation and amortization                                   990,078         940,356       1,231,788
Changes in assets and liabilities:
  Cash and equivalents - restricted                              56,410          31,027        (113,518)
  Accounts receivable                                          (107,754)         27,933         109,756
  Deferred leasing commissions                                 (268,508)       (139,312)        (45,427)
  Other assets                                                  (94,124)         99,339          47,430
  Accounts payable                                               53,710         126,915         (85,140)
  Security deposits                                              37,678          34,679          13,486
  Other liabilities                                             107,454         (15,459)        (38,221)
                                                            ------------    ------------    ------------
     Net cash provided by operating activities                  869,892         922,320       1,267,981
                                                            ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from the sale of assets                                   --           467,243       8,377,441
Additions to land, buildings and amenities                   (3,368,921)       (662,460)       (161,473)
                                                            ------------    ------------    ------------
     Net cash (used in) provided by investing activities     (3,368,921)       (195,217)      8,215,968
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages  payable                                1,300,327            --              --
Principal payments on mortgages payable                      (1,206,032)     (1,110,768)     (6,397,159)
Early principal payment penalty                                    --              --          (763,993)
Cash distributions                                              (41,398)        (50,974)     (2,477,380)
Capital contributions                                           719,690       2,047,425         120,000
                                                            ------------    ------------    ------------
     Net cash provided by (used in) financing activities        772,587         885,683      (9,518,532)
                                                            ------------    ------------    ------------
     Net increase (decrease) in cash and equivalents         (1,726,442)      1,612,786         (34,583)

CASH AND EQUIVALENTS, beginning of year                       1,900,736         287,950         322,533
                                                            ------------    ------------    ------------
CASH AND EQUIVALENTS, end of year                           $   174,294     $ 1,900,736     $   287,950
                                                            ============    ============    ============
Interest paid on a cash basis                               $   926,869     $ 1,097,241     $ 1,484,187
                                                            ============    ============    ============


The accompanying notes to combined financial statements are an integral part of these statements.

                        BLANKENBAKER BUSINESS CENTER AND
                        --------------------------------

                     LAKESHORE/UNIVERSITY II JOINT VENTURES
                     --------------------------------------

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

1.        Significant Accounting Policies
          -------------------------------

          A)   Organization and Properties
               ---------------------------

               The Combined Joint Ventures include:

               * Blankenbaker Business Center Joint Venture owns Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky.

               *    Lakeshore/University II Joint Venture owns the following:

                    -    Lakeshore  Business  Center Phase I - a business center
                         -----------------------------------
                         with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida.

                    -    Lakeshore  Business Center Phase II - a business center
                         -----------------------------------
                         with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

                    -    Lakeshore Business Center Phase III - a business center
                         -----------------------------------
                         with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida.

          B)   Revenue Recognition - Rental Income and Capitalized Leasing Costs
               -----------------------------------------------------------------

               The combined Joint Ventures recognize revenue in accordance with each tenant's respective lease agreement. Certain of the commercial properties' lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $38,977 and $18,973 at December 31, 2000 and 1999, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

          C)   Cash and Equivalents - Restricted
               ---------------------------------

               Cash and equivalents - restricted represent funds escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with such mortgage companies.

          D)   Basis of Property and Depreciation
               ----------------------------------

               Land, buildings and amenities are stated at historical cost less accumulated depreciation to the joint ventures. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

               Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard by management during the years ended December 31, 2000, 1999 and 1998 did not result in an impairment loss.

          E)   Advertising
               -----------

               The  joint  ventures  expense   advertising  costs  as  incurred.
               Advertising expense was immaterial to the joint ventures during the years ended December 31, 2000, 1999 and 1998.

2.        Concentration of Credit Risk
          ----------------------------

          The joint ventures have commercial properties in Kentucky (Louisville) and Florida (Ft. Lauderdale). A single tenant occupies 100% of the Louisville, Kentucky property. Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space.

3.        Land, Buildings and Amenities
          -----------------------------

          The following schedule provides an analysis of the joint ventures' investment in property held for lease as of December 31:



                                                        2000            1999
                                                        ----            ----
           Land and improvements                   $  9,978,959    $  8,408,060
           Buildings, improvements and amenities     24,636,705      23,194,572
                                                   -------------   -------------
                                                     34,615,664      31,602,632

           Less accumulated depreciation            (14,907,152)    (14,269,914)
                                                   -------------   -------------
                                                   $ 19,708,512    $ 17,332,718
                                                   =============   =============

4.        Principles of Combination
          -------------------------

          The Combined Joint Ventures include the accounts of all less than 50% owned joint ventures considered significant by NTS-Properties Plus Ltd. All intercompany transactions and balances have been eliminated.

5.        Mortgages Payable
          -----------------

          Mortgages payable as of December 31 consist of the following:


                                                            2000         1999
                                                            ----         ----
           Mortgage payable with an insurance
           company,bearing interest at a
           fixed rate of 8.5%, due in
           monthly installments through
           November 15, 2005,
           secured by land and a building.             $ 2,697,393   $ 3,121,473

           Mortgage payable with an insurance
           company, bearing interest at a
           fixed rate of 8.125%, due in
           monthly installments through
           August 1, 2008, secured
           by land and a building.                      4,483,083      4,888,353

           Mortgage payable with an insurance
           company, bearing interest at a fixed
           rate of 8.125%, due in
           monthly installments through
           August 1, 2008,
           secured by land and buildings.               4,166,849      4,543,531

           Mortgage payable to a bank, bearing
           interest at a variable rate based on
           LIBOR daily rate plus 2.3%, which was
           9.121% at December 31, 2000, due on
           September 8, 2003, secured by land
           and a building.                              1,300,327          --
                                                      -----------    -----------
                                                      $12,647,652    $12,553,357
                                                      ===========    ===========

         Scheduled maturities of debt are as follows:


              For the Years Ended December 31,                  Amount
              --------------------------------                  ------
                         2001                                $  1,309,471
                         2002                                   1,451,485
                         2003                                   1,576,138
                         2004                                   1,708,557
                         2005                                   1,796,246
                       Thereafter                               4,805,755
                                                             ------------
                                                             $ 12,647,652
                                                             ============

          Based on the borrowing rates currently available to the joint ventures for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $12,707,000.

5.        Rental Income Under Operating Leases
          ------------------------------------

          The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2000:


               For the Years Ended December 31,                 Amount
               --------------------------------                 ------
                          2001                             $ 2,600,258
                          2002                               2,045,504
                          2003                               1,424,098
                          2004                               1,201,980
                          2005                                 576,398
                       Thereafter                               36,757
                                                           -----------
                                                           $ 7,884,995
                                                           -----------

6.        Related Party Transactions
          --------------------------

          Pursuant to an agreement with the partnerships which formed the joint ventures, NTS Development Company, an affiliate of the General Partner of the partnerships, receives property management fees on a monthly basis. The fee is equal to 6% of all revenues from commercial properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as a part of land, buildings and amenities.

          The  joint  ventures  were  charged  the  following  amounts  from NTS
          Development Company for the years ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.


                                                       For the Years Ended
                                                           December 31,
                                                           ------------

                                                  2000        1999        1998
                                                  ----        ----        ----

           Property management fees           $  222,085  $  217,826  $  295,573
                                              ----------  ----------  ----------
           Property management                   181,766     181,459     227,798
           Leasing                                92,196     132,369      83,845
           Administrative - operating             37,068      41,693      42,090
           Other                                     971       1,127      13,898
                                              ----------  ----------  ----------
            Total operating expenses
             - affiliated                        312,001     356,648     367,631
                                              ----------  ----------  ----------
           Professional and administrative
             expenses - affiliated               200,000     210,000     180,000
                                              ----------  ----------  ----------
           Repairs and maintenance fee           177,897      33,383       9,309
           Leasing commissions                   103,652      90,345      66,329
           Other                                      38        --          --
                                              ----------  ----------  ----------
            Total related party transactions
             capitalized                         281,587     123,728      75,638
                                              ----------  ----------  ----------
            Total                             $1,015,673  $  908,202  $  918,842
                                              ==========  ==========  ==========

7.        Sale of Asset
          -------------

          On October 6, 1998, pursuant to a contract executed on September 8, 1998, the Lakeshore/University II Joint Venture ("L/U II") sold University Business Center Phase II Office Building to Silver City Properties, Ltd. ("the Purchaser") for $8,975,000. Portions of the proceeds from the sale were immediately used to pay the remainder of the outstanding debt of approximately $5,933,382 on University
          Business Center Phase II (including interest and prepayment penalties). The L/U II Joint Venture reflected a gain of approximately $4,465,000 associated with this sale in the fourth quarter of 1998. The L/U II Joint Venture recognized an extraordinary item in the amount of $862,612 related to the early extinguishment of debt as a result of this transaction.

          On July 23, 1999, the L/U II Joint Venture closed on the sale of 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The L/U II Joint Venture reflects a gain of approximately $94,000 associated with this sale for the year ended December 31, 1999. The net proceeds from the land sale were used to help fund the construction of Lakeshore Business Center Phase III.

8.        Commitments and Contingencies
          -----------------------------

          The Combined Joint Ventures, as owners of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by the Combined Joint Ventures with existing laws has not had a material adverse effect on the Combined Joint Ventures financial condition and results of operations. However, the Combined Joint Ventures cannot predict the impact of new or changed laws or regulations on their current properties or on properties that they may acquire in the future.

          The Combined Joint Ventures do not believe there is any litigation threatened against them other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on the combined balance sheets and statements of operations of the Combined Joint Ventures except as discussed herein.

          As of December 31, 2000, the L/U II Joint Venture has a commitment for approximately $122,000 for tenant improvements on 6,190 square feet at Lakeshore Business Center Phase III. This commitment will be funded from debt financing. The joint venture has incurred approximately $77,000 of this cost as of December 31, 2000.

          The L/U II Joint Venture anticipates replacing the roofs in 2001 at Lakeshore Business Center Phase I for a cost of approximately $400,000.

9.        Segment Reporting
          -----------------

          The Combined Joint Ventures' reportable operating segments include only one segment - commercial real estate operations.

Item 9.   Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosures
          ---------------------

None.

                                    PART III
                                    --------

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

The General Partners of NTS-Properties Plus Associates are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 59) is the managing General Partner of NTS-Properties Plus Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation
-----------------------

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

Brian F. Lavin
--------------

Mr. Lavin (age 47), President of NTS Corporation and NTS Development Company, joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells
----------------

Mr. Wells (age 42), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Item 11.   Management Remuneration and Transactions
           ----------------------------------------

The officers and/or directors of the corporate General Partner received no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross revenues to NTS Development Company, an affiliate of the General Partner. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on Net Cash Proceeds from the refinancing of any Partnership property. Also, NTS Development Company provides certain other services to the Partnership. See Note 6 to the consolidated financial statements which sets forth transactions with affiliates to the General Partner for the years ended December 31, 2000, 1999 and 1998.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1F to the consolidated financial statements which describes the methods used to determine income allocations and cash distributions.

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
         10172 Linn Station Road
         Louisville, Kentucky 40223

The remaining 55.00% interests are owned by various limited partners of NTS-Properties Associates Plus.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

As permitted by an agreement, the Partnership was charged for administrative salaries by NTS Development Company. These charges which have been expensed as professional and administrative expenses - affiliated totaled $1,148, $12,731 and $10,572 for the years ended December 31, 2000, 1999 and 1998, respectively.

Accounts payable includes approximately $80,700 and $60,000 due NTS Development at December 31, 2000 and 1999, respectively.

                                     PART IV
                                     -------

Item 14.  Exhibits, Consolidated  Financial  Statement Schedules, and Reports on
          ----------------------------------------------------------------------
          Form 8-K
          --------

1.        Consolidated Financial Statements
          ---------------------------------

          The financial statements for the years ended December 31, 2000, 1999 and 1998 together with the report of Arthur Andersen LLP dated March 9, 2001, appear in Part II, Item 8. The following financial statement schedules should be read in conjunction with such consolidated financial statements.

2.        Financial Statement Schedules
          -----------------------------

          All schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.        Exhibits
          --------

          Exhibit No.                                                Page No.
          -----------                                                --------

          3.    Amended and Restated Agreement and Certificate          *
                of Limited Partnership of NTS-Properties Plus Ltd., a Florida limited partnership

          10.   Property Management Agreement and Construction          *
                Agreement between NTS Development Company and NTS-Properties Plus Ltd.

          * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on July 1, 1987 (effective June 24, 1988) under Commission File No. 33-15475.

4.        Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the three months ended December 31, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NTS-Properties Plus Ltd.
                                    --------------------------------------------
                                                 (Registrant)

                                     By:      NTS-Properties Plus Associates,
                                              General Partner
                                              By:      NTS Capital Corporation,
                                                       General Partner



                                     /s/ Gregory A. Wells
                                    --------------------------------------------
                                     Gregory A. Wells
                                     Senior Vice President and
                                     Chief Financial Officer of
                                     NTS Capital Corporation
Date: April 6, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

             Signature                                     Title
             ---------                                     -----

/s/ J. D. Nichols
--------------------------------
J. D. Nichols                              General Partner of NTS-Properties
                                           Plus Associates and Chairman of the
                                           Board and Sole Director of NTS
                                           Capital Corporation

/s/ Brian F. Lavin
--------------------------------
Brian F. Lavin                             President and Chief Operating Officer
                                           of NTS Capital Corporation

/s/ Gregory A. Wells
--------------------------------
Gregory A. Wells                           Senior Vice President and Chief
                                           Financial Officer of NTS Capital
                                           Corporation

The Partnership is a limited partnership and no proxy material has been sent to the limited partners. The Partnership will deliver to the limited partners an annual report containing the Partnership's consolidated financial statements and a message from the General Partner.