Form 10-Q
period 2001-03-31
NTS PROPERTIES PLUS LTD
filed 2001-05-15
CIK 818089

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------   -----------------------

Commission File Number                           0-18952
                       ---------------------------------------------------------

                            NTS-PROPERTIES PLUS LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Florida                                        61-1126478
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    10172 Linn Station Road
     Louisville, Kentucky                                  40223
---------------------------------           ------------------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2001 and December 31, 2000      3

            Statement of Partners' Deficit as of March 31, 2001            3

            Statements of Operations for the Three Months Ended
                     March 31, 2001 and 2000                               4

            Statements of Cash Flows for the Three Months Ended
                     March 31, 2001 and 2000                               5

            Notes to Financial Statements                                  6-10

Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                             11-16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     17

                                     PART II
                                     -------

Item 1.     Legal Proceedings                                              18

Item 2.     Changes in Securities                                          18

Item 3.     Defaults Upon Senior Securities                                18

Item 4.     Submission of Matters to a Vote of Security Holders            18

Item 5.     Other Information                                              18

Item 6.     Exhibits and Reports on Form 8-K                               18

Signatures                                                                 19

PART I.    FINANCIAL INFORMATION
           ---------------------
Item 1.    Financial Statements
           --------------------



                                                      NTS-PROPERTIES PLUS LTD.
                                                      ------------------------
                                                           BALANCE SHEETS
                                                           --------------


                                                                        As of                    As of
                                                                    March 31, 2001         December 31, 2000*
                                                                ----------------------   ----------------------
                                                                     (UNAUDITED)

ASSETS
------
Cash and equivalents                                           $                 2,217  $                 1,393
Accounts receivable                                                                 --                   78,100
Equipment, net                                                                   1,944                    2,093
Investment in joint ventures                                                  (191,270)                (289,642)
Other assets                                                                    10,167                    5,072
                                                                ----------------------   ----------------------

     TOTAL ASSETS                                              $              (176,942) $              (202,984)
                                                                ======================   ======================

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------
Note payable                                                   $               258,000  $               232,000
Accounts payable                                                               124,602                  133,882
Other liabilities                                                               12,824                   12,824
                                                                ----------------------   ----------------------

     TOTAL LIABILITIES                                                         395,426                  378,706

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' DEFICIT                                                             (572,368)                (581,690)
                                                                ----------------------   ----------------------

     TOTAL LIABILITIES AND PARTNERS' DEFICIT                   $              (176,942) $              (202,984)
                                                                ======================   ======================




                                                   STATEMENT OF PARTNERS' DEFICIT
                                                   ------------------------------


                                                    Limited Partners       General Partner             Total
                                                  --------------------   --------------------   --------------------
PARTNERS' DEFICIT
-----------------
Capital contributions, net of offering costs     $          11,784,521  $                 100  $          11,784,621
Net loss - prior years                                     (10,164,121)              (102,668)           (10,266,789)
Net income - current year                                        9,229                     93                  9,322
Cash distributions declared to date                         (2,038,520)               (20,592)            (2,059,112)
Repurchase of limited partnership Units                        (40,410)                    --                (40,410)
                                                  --------------------   --------------------   --------------------

BALANCES AT MARCH 31, 2001                       $            (449,301) $            (123,067) $            (572,368)
                                                  ====================   ====================   ====================



* Reference is made to the audited financial statements in Form 10-K as filed with the Securities and Exchange Commission on April 6, 2001. The auditors' report on these statements was qualified with respect to the Partnership continuing as a going concern (See Notes to Financial Statements - Note 2).

The accompanying notes to financial statements are an integral part of these statements.


                                                      NTS-PROPERTIES PLUS LTD.
                                                      ------------------------
                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (UNAUDITED)
                                                             -----------

                                                                             Three Months Ended
                                                                                  March 31,
                                                               -----------------------------------------------
                                                                        2001                     2000
                                                               ----------------------   ----------------------
REVENUES
--------
Interest and other income                                     $                    --  $                    70
Income from investment in joint ventures                                       29,397                   11,174
                                                               ----------------------   ----------------------

     TOTAL REVENUES                                                            29,397                   11,244

EXPENSES
--------
Interest expense                                                                5,568                    4,194
Professional and administrative expenses                                        9,471                   15,737
Professional and administrative expenses - affiliated                           4,886                    4,807
Depreciation and amortization                                                     150                      150
                                                               ----------------------   ----------------------

     TOTAL EXPENSES                                                            20,075                   24,888
                                                               ----------------------   ----------------------

Net income (loss)                                             $                 9,322  $               (13,644)
                                                               ----------------------   ----------------------

Net income (loss) allocated to the limited partners           $                 9,229  $               (13,508)
                                                               ----------------------   ----------------------

Net income (loss) per limited partnership Unit                $                  0.01  $                 (0.02)
                                                               ----------------------   ----------------------

Weighted average number of limited partnership Units                          643,645                  643,645
                                                               ======================   ======================


The accompanying notes to financial statements are an integral part of these statements.


                                                      NTS-PROPERTIES PLUS LTD.
                                                      ------------------------
                                                      STATEMENTS OF CASH FLOWS
                                                      ------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                   ----------------------------------------
                                                                                           2001                 2000
                                                                                   --------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                                                 $               9,322 $           (13,644)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                                   150                 150
    Income from investment in joint ventures                                                    (29,397)            (11,174)
    Changes in assets and liabilities:
      Accounts receivable                                                                        78,100              76,660
      Other assets                                                                               (5,096)            (11,472)
      Accounts payable                                                                           (9,280)             17,751
                                                                                   --------------------  ------------------

     Net cash provided by operating activities                                                   43,799              58,271
                                                                                   --------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Investment in and advances from joint ventures                                                  (68,975)            (84,608)
                                                                                   --------------------  ------------------

     Net cash used in investing activities                                                      (68,975)            (84,608)
                                                                                   --------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in note payable                                                                         26,000              20,000
                                                                                   --------------------  ------------------

     Net cash provided by financing activities                                                   26,000              20,000
                                                                                   --------------------  ------------------

     Net increase (decrease) in cash and equivalents                                                824              (6,337)

CASH AND EQUIVALENTS, beginning of period                                                         1,393                 142
                                                                                   --------------------  ------------------

CASH AND EQUIVALENTS, end of period                                               $               2,217 $            (6,195)
                                                                                   ====================  ==================


Interest paid on a cash basis                                                     $              18,876 $                --
                                                                                   ====================  ==================



The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES PLUS LTD.
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements and schedules included herein should be read in conjunction with NTS- Properties Plus' (the "Partnership") 2000 Form 10-K as filed with the Securities and Exchange Commission on April 6, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2001 and 2000.

1.        Consolidation Policies and Joint Venture Accounting
          ---------------------------------------------------

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

          The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the three months ending March 31, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus  did not  result in a  restatement  of  previously  reported partners' deficit or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

1.        Consolidation Policies and Joint Venture Accounting - Continued
          ---------------------------------------------------------------

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

2.        Partnership's Plans Relative to Continuing Operations
          -----------------------------------------------------

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

          NTS, after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. During the three months ended March 31, 2001, and the year ended December 31, 2000, NTS, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership's note payable.

          Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors' report in the Partnership's 2000 Form 10-K was qualified with respect to the Partnership continuing as a going concern. These conditions continue to exist and may exist at December 31, 2001. Given these conditions, it is anticipated that the auditors' report included in the Partnership's 2001 Form 10-K may be qualified with respect to the Partnership continuing as a going concern. The Partnership is evaluating alternatives with its assets, debt and capital structure to remedy this situation.

          See Note 7 - Tender Offer for a discussion of the outstanding tender offer to acquire all outstanding units which is a part of a going private transaction and proposed plan of merger, both of which are intended to result in the Partnership no longer existing in its current form.

3.        Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

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

4.        Concentration of Credit Risk
          ----------------------------

          The Partnership has joint venture investments in commercial properties in Kentucky (Louisville) and Florida (Ft. Lauderdale). A single tenant occupies the property in Kentucky.

5.        Investment in Joint Ventures
          ----------------------------

          The unconsolidated subsidiaries of NTS-Properties Plus include:

          o A 39.05% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky.

          o A 7.69% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the joint venture appears below:

               o Lakeshore Business Center Phase I - a business center with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida.

               o Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

               o Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida.

          For the three months ended March 31, 2001 and 2000, the unconsolidated
          subsidiaries   had  total   revenues  of   $1,035,391   and  $900,209,
          respectively and net loss of $20,572 and $99,209, respectively.

6.        Note Payable
          ------------

          Note payable consist of the following:

                                                                  March 31, 2001               December 31, 2000
                                                             -------------------------     -------------------------
          Note payable to a bank, bearing interest
          at a fixed rate of 8.75%, due January 31, 2002,
          collateral provided by NTS Financial Partnership,
          an affiliate of NTS Development Company.            $                258,000     $                 232,000


          ------------------------

          Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $258,000. During the three months ended March 31, 2001, and the year ended December 31, 2000, NTS, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership's note payable.

7.        Tender Offer
          ------------

          On November 30, 2000, ORIG, LLC, an affiliate of the Partnership (the "Offeror"), commenced a tender offer (the "Tender Offer") to purchase up to 611,266 limited partnership interests, that are not owned by NTS-Properties Plus Ltd., in a going private transaction. The offering price of $1.15 per limited partnership interest was subsequently amended to $1.30 per limited partnership interest on March 23, 2001. The Tender Offer was also extended from its original expiration date of March 30, 2001, to April 30, 2001. The General Partner of the Partnership believes that the offer is advisable, fair and in the limited partners' best interest, and has recommended that limited partners accept the offer and tender their Units. The purpose of the Tender Offer is to acquire control of the Partnership. If the Offeror acquires a majority, but less than all of the outstanding limited partnership interest, the Offeror may propose and seek to have the Partnership consummate a merger or similar transaction with the Offeror or another entity, such as an affiliated limited partnership. In the event that such merger or similar transaction should occur, limited partners may be required to exchange their interests for the consideration to be paid in such merger or similar transaction, subject to whatever rights they may have under applicable state law. If the Partnership completes a merger or similar transaction, the Partnership will no longer exist or no longer own any of the assets which it presently owns. See Note 11 for information on the expiration of the Tender Offer.

8.        Related Party Transactions
          --------------------------

          Pursuant to an agreement, the Partnership was charged for administrative salaries by NTS Development Company. These charges, which have been expensed as professional and administrative expenses - affiliated, totaled $4,886 and $4,807 for the three months ended March 31, 2001 and 2000, respectively.

          Accounts  payable includes  approximately  $85,600 and $80,700 due NTS
          Development   Company  at  March  31,  2001  and  December  31,  2000,
          respectively (see Note 2).

9.        Commitments and Contingencies
          -----------------------------

          The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or properties it may acquire in the future.

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

10.       Segment Reporting
          -----------------

          The Partnership's reportable operating segments include only one segment investments in commercial real estate joint ventures.

11.       Subsequent Event
          ----------------

          On April 30, 2001,  the Tender Offer which ORIG,  LLC, an affiliate of
          the  Partnership   commenced  on  November  30,  2000,  expired.  ORIG
          purchased 210,683 Units at a cost of $274,579.

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

NTS, after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. During the three months ended March 31, 2001, and the twelve months ended December 31, 2000, NTS, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership's note payable.

Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors' report in the Partnership's 2000 Form 10-K was qualified with respect to the Partnership continuing as a going concern. These conditions continue to exist and may exist at December 31, 2001. Given these conditions, it is anticipated that the auditors' report included in the Partnership's 2001 Form 10-K may be qualified with respect to the Partnership continuing as a going concern. The Partnership is evaluating alternatives with its assets, debt and capital structure to remedy this situation.

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

---------------------------------

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

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

Investment in Joint Venture
---------------------------

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investment for the three months ending March 31, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:



                                                                                     Three Months Ended March 31,
                                                                               -----------------------------------------
                                                                                    2001 (1)                 2000
                                                                               -------------------     -----------------
Property Owned in Joint Venture with NTS-Properties IV and
NTS-Properties VII, Ltd. (Ownership % at March 31, 2001)


Blankenbaker Business Center 1A (39.05%)                                              100%                   100%

Property Owned through Lakeshore/University II Joint Venture
(L/U II Joint Venture)

Lakeshore Business Center Phase I (3)                                                  85%                    76%
Lakeshore Business Center Phase II (2)(3)                                              78%                    79%
Lakeshore Business Center Phase III (4)                                                28%                    N/A




(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.
(2) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
(3) Ownership percentage was 7.69% as of March 31, 2001 and 8.4% as of March 31, 2000.
(4) Ownership percentage was 7.69% as of March 31, 2001 and 8.4% as of March 31, 2000. Construction of the building commenced December 1999 and occupancy was certified November 2000.

---------------------------------

The average occupancy levels at the Partnership's properties during the three months ended March 31 were as follows:



                                                                                             Three Months Ended March 31,
                                                                                      -------------------------------------------
                                                                                             2001                     2000
                                                                                      ------------------       ------------------
Property Owned in Joint Venture with NTS-Properties IV and
NTS-Properties VII, Ltd. (Ownership % at March 31, 2001)


Blankenbaker Business Center 1A (39.05%)                                                     100%                     100%

Property Owned through Lakeshore/University II Joint Venture
(L/U II Joint Venture)

Lakeshore Business Center Phase I (1)                                                        84%                      76%
Lakeshore Business Center Phase II (1)                                                       78%                      78%
Lakeshore Business Center Phase III (2)                                                      22%                      N/A




(1) Ownership percentage was 7.69% for the three months ended March 31, 2001, and 8.4% for the three months ended March 31, 2000.
(2) Ownership percentage was 7.69% as of March 31, 2001 and 8.4% as of March 31, 2000. Construction of the building commenced December 1999 and occupancy was certified November 2000.

The following is an analysis of material changes in results of operations for the periods ending March 31, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Professional and administrative expenses decreased approximately $6,300, or 40% for the three months ended March 31, 2001, as compared to the same period in 2000, as a result of a decrease in data processing fees and a reduction in legal fees due to a decrease in general securities matters.

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

Cash flows provided by (used in):


                                                                                     Three Months Ended March 31,
                                                                         -----------------------------------------------------
                                                                                   2001                        2000
                                                                         -------------------------   -------------------------
Operating activities                                                  $                     43,799  $                   58,271
Investing activities                                                                       (68,975)                    (84,608)
Financing activities                                                                        26,000                      20,000
                                                                         -------------------------   -------------------------

     Net increase (decrease) in cash and equivalents                  $                        824  $                   (6,337)
                                                                         =========================   =========================



Net cash provided by operating activities decreased approximately $14,500, or 25%, in 2001. The decrease was primarily driven by changes in accounts payable which was partially offset by increased net income.

-----------------------------------------------------------

Net cash used in investing activities for the three months ended March 31, 2001, decreased approximately $15,600, as compared to the same period in 2000. The decrease is due to decreased investments in joint ventures.

Net cash provided by financing activities increased $6,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The increase is the result of advances on the Partnership's note payable to cover the operating costs of the Partnership.

The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) as of March 31, 2001 were $2,217.

Due to the fact that no distributions were made during the three months ended March 31, 2001 or 2000, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

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

The  Partnership  has  no  material   commitments  for  renovations  or  capital
improvements as of March 31, 2001.

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

On November 30, 2000, ORIG, LLC, an affiliate of the Partnership (the "Offeror"), commenced a tender offer (the "Tender Offer") to purchase up to 611,266 limited partnership interests, that are not owned by NTS-Properties Plus Ltd., in a going private transaction. The offering price of $1.15 per limited partnership interest was subsequently amended to $1.30 per limited partnership interest on March 23, 2001. The Tender Offer was also extended from its original expiration date of March 30, 2001, to April 30, 2001. The General Partner of the Partnership believes that the offer is advisable, fair and in the limited partners' best interest,

-----------------------------------------------------------

and has recommended that limited partners accept the offer and tender their Units. The purpose of the Tender Offer is to acquire control of the Partnership. If the Offeror acquires a majority, but less than all of the outstanding limited partnership interest, the Offeror may propose and seek to have the Partnership consummate a merger or similar transaction with the Offeror or another entity, such as an affiliated limited partnership. In the event that such merger or similar transaction should occur, limited partners may be required to exchange their interests for the consideration to be paid in such merger or similar transaction, subject to whatever rights they may have under applicable state law. If the Partnership completes a merger or similar transaction, the Partnership will no longer exist or no longer own any of the assets which it presently owns. See Note 11 for information on the expiration of the Tender Offer.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is changes in interest rates. The Partnership's debt bears interest at a fixed rate. At March 31, 2001, a hypothetical 100 basis point increase in interest rates would not result in a significant change in the fair value of debt.

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

                  a)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NTS-Properties Plus Ltd.
                             ---------------------------------------------------
                                               (Registrant)

                             By:      NTS-Properties Plus Associates,
                                      General Partner
                                      By:     NTS Capital Corporation,
                                              General Partner



                             /s/ Gregory A. Wells
                             ---------------------------------------------------
                             Gregory A. Wells
                             Senior Vice President and
                             Chief Financial Officer of
                             NTS Capital Corporation

Date: May 15, 2001