Form 10-Q
period 2001-06-30
NTS PROPERTIES PLUS LTD
filed 2001-08-13
CIK 818089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18952

NTS-PROPERTIES PLUS LTD.

Incorporated pursuant to the Laws of the State of Florida

Internal Revenue Service - Employer Identification No. 61-1126478

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of June 30, 2001	3

	Statements of Operations for the Three Months and
	Six Months Ended June 30, 2001 and 2000	4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2001 and 2000	5

	Notes to Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES PLUS LTD.
BALANCE SHEETS

                                                                As of              As of
                                                              June 30,          December 31,
                                                                2001               2000*
                                                          -----------------  ------------------
                                                             (UNAUDITED)

ASSETS
------
Cash and equivalents                                     $            1,403 $             1,393
Accounts receivable                                                      --              78,100
Equipment, net                                                        1,794               2,093
Investment in joint ventures                                       (146,229)           (289,642)
Other assets                                                          6,944               5,072
                                                          -----------------  ------------------

     TOTAL ASSETS                                        $         (136,088)$          (202,984)
                                                          =================  ==================

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------
Note payable                                             $          278,000 $           232,000
Accounts payable                                                    141,675             133,882
Other liabilities                                                    12,824              12,824
                                                          -----------------  ------------------

     TOTAL LIABILITIES                                              432,499             378,706

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' DEFICIT                                                  (568,587)           (581,690)
                                                          -----------------  ------------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                  $         (136,088)$          (202,984)
                                                          =================  ==================

STATEMENT OF PARTNERS’ DEFICIT

                                              Limited Partners    General Partner          Total
                                             ------------------  ------------------  ------------------
PARTNERS' DEFICIT
-----------------
Capital contributions, net of offering costs$        11,784,521 $               100 $        11,784,621
Net loss - prior years                              (10,164,121)           (102,668)        (10,266,789)
Net income - current year                                12,972                 131              13,103
Cash distributions declared to date                  (2,038,520)            (20,592)         (2,059,112)
Repurchase of limited partnership Units                 (40,410)                 --             (40,410)
                                             ------------------  ------------------  ------------------

BALANCES AT JUNE 30, 2001                   $          (445,558)$          (123,029)$          (568,587)
                                             ==================  ==================  ==================
*	Reference is made to the audited financial statements in Form 10-K as filed with the Securities and Exchange Commission on April 6, 2001. The auditors’ report on these statements was qualified with respect to the Partnership continuing as a going concern
(See Notes to Financial Statements - Note 2).

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                               ----------------------------  -----------------------------
                                                   2001           2000           2001            2000
                                               -------------  -------------  -------------   -------------
REVENUES
--------
Interest and other income                     $          339 $          251 $          339  $          319
Income from investment in joint ventures              29,608         44,244         59,005          55,418
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                   29,947         44,495         59,344          55,737
                                               -------------  -------------  -------------   -------------

EXPENSES
--------
Interest expense                                       5,962          4,298         11,530           8,492
Professional and administrative expenses              13,829         19,413         23,302          35,149
Professional and administrative expenses -
  affiliated                                           6,225          5,514         11,110          10,321
Depreciation and amortization                            150            150            299             299
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                   26,166         29,375         46,241          54,261
                                               -------------  -------------  -------------   -------------

Net income                                    $        3,781 $       15,120 $       13,103  $        1,476
                                               =============  =============  =============   =============

Net income allocated to the limited
  partners                                    $        3,743 $       14,969 $       12,972  $        1,461
                                               =============  =============  =============   =============

Net income per limited partnership Unit       $         0.01 $         0.02 $         0.02  $           --
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership Units                                  643,645        643,645        643,645         643,645
                                               =============  =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                                -------------------------------------
                                                                       2001               2000
                                                                ------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                     $            13,103 $            1,476
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                              299                299
    Income from investment in joint ventures                               (59,005)           (55,418)
    Changes in assets and liabilities:
      Accounts receivable                                                   78,100             82,005
      Other assets                                                          (1,872)            (9,496)
      Accounts payable                                                       7,793             (1,991)
      Other liabilities                                                         --             (7,256)
                                                                ------------------  -----------------

     Net cash provided by operating activities                              38,418              9,619
                                                                ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Investment in and advances from joint ventures                             (84,408)           (74,570)
                                                                ------------------  -----------------

     Net cash used in investing activities                                 (84,408)           (74,570)
                                                                ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in note payable                                                    46,000             67,000
                                                                ------------------  -----------------

     Net cash provided by financing activities                              46,000             67,000
                                                                ------------------  -----------------

     Net increase in cash and equivalents                                       10              2,049

CASH AND EQUIVALENTS, beginning of period                                    1,393                142
                                                                ------------------  -----------------

CASH AND EQUIVALENTS, end of period                            $             1,403 $            2,191
                                                                ==================  =================

Interest paid on a cash basis                                  $            18,876 $               --
                                                                ==================  =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with NTS-Properties Plus’ (the “Partnership”) 2000 Form 10-K as filed with the Securities and Exchange Commission on April 6, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2001 and 2000.

Note 1 - Consolidation Policies and Joint Venture Accounting

The less than 50% owned joint ventures are accounted for under the equity method. From inception, the Partnership used the proportionate consolidation method of accounting for joint venture properties. The Partnership’s proportionate interest in the joint venture’s assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with the Partnership’s own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

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

Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partner. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership’s operations.

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the three months and six months ending June 30, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ deficit or results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts.

The investment in joint ventures reflected as a contra asset in the accompanying balance sheets is derived primarily from distributions of the joint ventures in excess of the respective minority partner’s historical investment in the joint ventures used for financial reporting purposes. The contra asset will be satisfied upon the sale of the respective joint venture properties or dissolution of the respective joint venture.

Note 2 - Partnership’s Plans Relative to Continuing Operations

The Partnership currently holds minority interests in two joint ventures and thus can not effect control over either joint venture. The Partnership does not possess the resources to contribute to improvements of any significant amount and its minority interests have declined and will likely continue to decline as a result of the contributions made by the financially stronger majority interest affiliated partnerships.

Prior to December 31, 1999, NTS Development Company, an affiliate of the General Partner (“NTS”), agreed to defer amounts owed to it by the Partnership. NTS, prior to January 1, 2000, also agreed to provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they came due through January 1, 2000. NTS did not extend the commitment past January 1, 2000.

NTS, after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. During the three months and six months ended June 30, 2001, and the year ended December 31, 2000, NTS, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership’s note payable.

Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors’ report in the Partnership’s 2000 Form 10-K was qualified with respect to the Partnership continuing as a going concern. These conditions continue to exist and may exist at December 31, 2001. Given these conditions, it is anticipated that the auditors’ report included in the Partnership’s 2001 Form 10-K may be qualified with respect to the Partnership continuing as a going concern.

See Note 7 - Tender Offer for a discussion of the tender offer by ORIG, LLC, an affiliate of the Partnership, to acquire all outstanding interests. ORIG, LLC purchased 211,214.25 limited partnership interests in the tender offer, which ended on April 30, 2001. As of June 30, 2001, ORIG, LLC, together with other entities affiliated with it and with the Partnership, owned 37% of the Partnership’s outstanding interests. As it was at the time of the tender offer, ORIG, LLC is considering, whether or not it acquires over 50% of the outstanding limited partnership interests, proposing a transaction with the Partnership, such as a merger or other business combination, which would be considered a going private transaction. The General Partner is similarly considering the desirability of this type of transaction. If such a transaction is proposed and ORIG, LLC acquires over 50% of the Partnership’s outstanding interests, ORIG, LLC will have the ability to ensure the approval of the transaction.

Note 3 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 4 - Concentration of Credit Risk

The Partnership has joint venture investments in commercial properties in Kentucky (Louisville) and Florida (Ft. Lauderdale). A single tenant occupies the property in Kentucky.

Note 5 - Investment in Joint Ventures

The unconsolidated subsidiaries of NTS-Properties Plus include:

·	A 39.05% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky.

·	A 7.69% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the joint venture appears below:

·	Lakeshore Business Center Phase I - a business center with approximately 103,000 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida.

For the three months ended June 30, 2001 and 2000, the unconsolidated subsidiaries had total revenues of $1,038,090 and $962,891, respectively, and net loss of $15,543 and net income of $119,706, respectively. For the six months ended June 30, 2001 and 2000, the unconsolidated subsidiaries had total revenues of $2,073,482 and $1,863,099, respectively, and net loss of $36,115 and net income of $20,497, respectively.

Note 6 - Note Payable

The note payable consists of the following:

                                                          June 30,           December 31,
                                                            2001                 2000
                                                      -----------------    -----------------
Note payable to a bank, bearing interest at a fixed
rate of 8.75%, due January 31, 2002, collateral
provided by NTS Financial Partnership, an
affiliate of NTS Development Company.              $            278,000 $            232,000
                                                      =================    =================

Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $276,000. During the six months ended June 30, 2001, and the year ended December 31, 2000, NTS, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership’s note payable.

Note 7 - Tender Offer

On November 30, 2000, ORIG, LLC, an affiliate of the Partnership, commenced a tender offer to purchase up to 611,266 limited partnership interests, representing all limited partnership interests not owned by ORIG, or other entities affiliated with it and the Partnership, in a going private transaction. The offering price of $1.15 per limited partnership interest was subsequently raised to $1.30 per limited partnership interest on March 6, 2001. On March 23, 2001, the expiration date of the tender offer was changed from March 30, 2001 to April 30, 2001. ORIG purchased 211,214.25 limited partnerships in the tender offer, which ended on April 30, 2001. As of June 20, 2001, ORIG, together with other entities affiliated with it and with the Partnership, owned 39% of the Partnership’s outstanding interests. As it was at the time of the tender offer, ORIG is considering, whether or not it acquires over 50% of the outstanding limited partnership interests, proposing a transaction with the Partnership, such as a merger or other business combination, which would be considered a going private transaction. The General Partner is similarly considering the desirability of this type of transaction. If such a transaction is proposed and ORIG acquires over 50% of the Partnership’s outstanding interests, ORIG will have the ability to ensure the approval of the transaction, and limited partners would be required to exchange their interests for the consideration to be paid in such merger or similar transaction, subject to whatever rights they may have under applicable state law. Even if ORIG does not acquire over 50% of the limited partnership interests, it will be able to significantly influence the outcome of the vote on any such transaction because of its ownership of a substantial percentage of the limited partnership interests. If the Partnership completes the merger or similar transaction being contemplated, the Partnership will no longer exist, or no longer own any of the assets which it presently owns. There is no assurance that a merger or similar transaction will occur.

Note 8 - Related Party Transactions

Pursuant to an agreement, the Partnership was charged for administrative salaries by NTS Development Company. These charges, which have been expensed as professional and administrative expenses - affiliated, totaled $11,110 and $10,321 for the six months ended June 30, 2001 and 2000, respectively.

Accounts payable includes approximately $91,800 and $80,700 due NTS Development Company at June 30, 2001 and December 31, 2000, respectively (see Note 2).

Note 9 - Commitments and Contingencies

The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material effect on the Partnership’s financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or properties it may acquire in the future.

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on the balance sheets and statements of operations of the Partnership except as discussed herein.

Note 10 - Segment Reporting

The Partnership's reportable operating segments include only one segment - Investments in Commercial Real Estate Joint Ventures.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership’s properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. Management’s analysis should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

Cautionary Statements

The Partnership currently holds minority interests in two joint ventures and thus cannot effect control over either joint venture. The Partnership does not possess the resources to contribute to improvements of any significant amount and its minority interests have declined and will likely continue to decline as a result of the contributions made by the financially stronger majority interest affiliated partnerships.

Prior to December 31, 1999, NTS Development Company, an affiliate of the General Partner (“NTS”), agreed to defer amounts owed to it by the Partnership. NTS, prior to January 1, 2000, also agreed to provide the financial support necessary for the Partnership to pay its non-affiliated operating expenses as they came due through January 1, 2000. NTS did not extend the commitment past January 1, 2000.

NTS, after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. During the three months and six months ended June 30, 2001, and the year ended December 31, 2000, NTS, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership’s note payable.

Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors’ report in the Partnership’s 2000 Form 10-K was qualified with respect to the Partnership continuing as a going concern. These conditions continue to exist and may exist at December 31, 2001. Given these conditions, it is anticipated that the auditors’ report included in the Partnership’s 2001 Form 10-K may be qualified with respect to the Partnership continuing as a going concern.

Some of the statements included in this Item 2 may be considered to be “forward-looking statements” since such statements relate to matters which have not yet occurred. For example, phrases such as “the Partnership anticipates,” “believes” or “expects,” indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revision to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management’s best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership’s liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreement; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial real estate companies, which may affect the nature and viability of the Partnership’s business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Investment in Joint Ventures

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investment for the three months and six months ending June 30, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts.

Results of Operations

The occupancy levels at the Partnership's joint venture properties as of June 30, 2001 and 2000 were as follows:

                                                           Six Months Ended June 30,
                                                      ------------------------------------
                                                         2001 (1)               2000
                                                      ---------------     ----------------
Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties VII, Ltd.
------------------------------------------
(Ownership % at June 30, 2001)
------------------------------

Blankenbaker Business Center 1A (39.05%)                   100%                 100%

Property Owned through Lakeshore/University
-------------------------------------------
II Joint Venture (L/U II Joint Venture)
---------------------------------------

Lakeshore Business Center Phase I (2)                       79%                 75%
Lakeshore Business Center Phase II (2)                      84%                 82%
Lakeshore Business Center Phase III (3)                     28%                 N/A
(1)	Current occupancy levels are considered adequate to continue the operation of the Partnership’s joint venture properties.

(2)	Ownership percentage was 7.69% as of June 30, 2001 and 8.4% as of June 30, 2000.

(3)	Ownership percentage was 7.69% as of June 30, 2001 and 8.4% as of June 30, 2000. Construction of the building commenced December 1999 and occupancy was certified November 2000.

The average occupancy levels at the Partnership’s joint venture properties during the three months and six months ended June 30, 2001 and 2000 were as follows:

                                                         Three Months Ended                   Six Months Ended
                                                              June 30,                            June 30,
                                                  --------------------------------     -------------------------------
                                                      2001               2000              2001              2000
                                                  -------------      -------------     -------------     -------------
Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties VII, Ltd.
------------------------------------------
(Ownership % at June 30, 2001)
------------------------------

Blankenbaker Business Center 1A (39.05%)              100%               100%              100%              100%

Property Owned through Lakeshore/University
-------------------------------------------
II Joint Venture (L/U II Joint Venture)
---------------------------------------

Lakeshore Business Center Phase I (1)                  80%                76%               82%               76%
Lakeshore Business Center Phase II (1)                 83%                78%               80%               81%
Lakeshore Business Center Phase III (2)                28%                N/A               25%               N/A
(1)	Ownership percentage was 7.69% for the three months and six months ended June 30, 2001, and 8.4% for the three months and six months ended June 30, 2000.

(2)	Ownership percentage was 7.69% as of June 30, 2001 and 8.4% as of June 30, 2000. Construction of the building commenced December 1999 and occupancy was certified November 2000.

The following is an analysis of material changes in results of operations for the three months and six months ended June 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Income from investment in joint ventures decreased approximately $14,600, or 33%, for the three months ended June 30, 2001, as compared to the same period in 2000, as a result of increased operating expenses at the Lakeshore Business Center Phases I, II and III.

Professional and administrative expenses decreased approximately $5,600, or 29%, and $12,000, or 34%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, as a result of a decrease in investor services expenditures and a reduction in legal fees due to a decrease in general securities matters.

Consolidated Cash Flows and Financial Condition

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I, II and III. At this time, the future leasing and tenant finish costs, which will be required to renew the current leases or obtain new tenants, are unknown.

Cash flows provided by (used in):

                                                 Six Months Ended June 30,
                                           --------------------------------------
                                                  2001                2000
                                           ------------------  ------------------
Operating activities                     $             38,418 $             9,619
Investing activities                                  (84,408)            (74,570)
Financing activities                                   46,000              67,000
                                           ------------------  ------------------

   Net increase in cash and equivalents  $                 10 $             2,049
                                           ==================  ==================

Net cash provided by operating activities increased approximately $29,000 in 2001. The increase was primarily driven by increased net income and changes in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2001, increased approximately $10,000, as compared to the same period in 2000. The increase is due to increased investments in joint ventures.

Net cash provided by financing activities decreased $21,000 for the six months ended June 30, 2001, as compared to the same period in 2000. The decrease is the result of a decrease in funds drawn on the Partnership’s note payable to cover the operating costs of the Partnership.

Due to the fact that no distributions were made during the three months and six months ended June 30, 2001 or 2000, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

The Partnership anticipates having to continue to fund the working capital deficit of the L/U II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital the Partnership will need to fund the operations of the L/U II Joint Venture.

The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership’s balance sheet) as of June 30, 2001 were $1,403.

Currently, the Partnership’s plans for renovations and other major capital expenditures include tenant improvements at the Partnership’s properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant’s needs, new carpeting and paint and/or wallcovering. The extent and costs of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves. The Partnership expects the Lakeshore/ University II Joint Venture to incur significant costs for tenant finish improvements to complete the Lakeshore Business Center Phase III. These costs will be funded by debt financing.

The Partnership has no material commitments for renovations or capital improvements as of June 30, 2001.

The following describes the efforts being taken by the Partnership’s joint ventures to increase the occupancy levels at their properties. At Lakeshore Business Center Phases I, II and III, the joint ventures have an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company’s marketing staff.

Leases at the Partnership’s joint venture properties provide for tenants to contribute toward the payment of increases in common area expenses, insurance and real estate taxes. These lease provisions should protect the Partnership’s operations from the impact of inflation and changing prices.

On November 30, 2000, ORIG, LLC, an affiliate of the Partnership, commenced a tender offer to purchase up to 611,266 limited partnership interests, representing all limited partnership interests not owned by ORIG, or other entities affiliated with it and the Partnership, in a going private transaction. The offering price of $1.15 per limited partnership interest was subsequently raised to $1.30 per limited partnership interest on March 6, 2001. On March 23, 2001, the expiration date of the tender offer was changed from March 30, 2001 to April 30, 2001. ORIG purchased 211,214.25 limited partnerships in the tender offer, which ended on April 30, 2001. As of June 20, 2001, ORIG, together with other entities affiliated with it and with the Partnership, owned 39% of the Partnership’s outstanding interests. As it was at the time of the tender offer, ORIG is considering, whether or not it acquires over 50% of the outstanding limited partnership interests, proposing a transaction with the Partnership, such as a merger or other business combination, which would be considered a going private transaction. The General Partner is similarly considering the desirability of this type of transaction. If such a transaction is proposed and ORIG acquires over 50% of the Partnership’s outstanding interests, ORIG will have the ability to ensure the approval of the transaction, and limited partners would be required to exchange their interests for the consideration to be paid in such merger or similar transaction, subject to whatever rights they may have under applicable state law. Even if ORIG does not acquire over 50% of the limited partnership interests, it will be able to significantly influence the outcome of the vote on any such transaction because of its ownership of a substantial percentage of the limited partnership interests. If the Partnership completes the merger or similar transaction being contemplated, the Partnership will no longer exist, or no longer own any of the assets which it presently owns. There is no assurance that a merger or similar transaction will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regards to financial instruments is changes in interest rates. The Partnership’s debt bears interest at a fixed rate. At June 30, 2001, a hypothetical 100 basis point increase in interest rates would not result in a significant change in the fair value of debt.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS Properties Plus Ltd.

By:	NTS-Properties Associates Plus Associates,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Senior Vice President and
Chief Financial Officer of
NTS Capital Corporation

Date: August 13, 2001