Form 10-Q
period 2001-09-30
NTS PROPERTIES PLUS LTD
filed 2001-11-09
CIK 818089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of September 30, 2001	3

	Statements of Operations for the Three Months and
	Nine Months Ended September 30, 2001 and 2000	4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2001 and 2000	5

	Notes to Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES PLUS LTD.
BALANCE SHEETS

                                                                As of              As of
                                                            September 30,       December 31,
                                                                2001               2000*
                                                          -----------------  ------------------
                                                             (UNAUDITED)

ASSETS
------
Cash and equivalents                                     $            1,727 $             1,393
Accounts receivable                                                      --              78,100
Equipment, net                                                        1,644               2,093
Investment in and advances to joint ventures                       (112,386)           (289,642)
Other assets                                                          5,250               5,072
                                                          -----------------  ------------------

     TOTAL ASSETS                                        $         (103,765)$          (202,984)
                                                          =================  ==================

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------
Note payable                                             $          288,000 $           232,000
Accounts payable                                                    158,759             133,882
Other liabilities                                                    12,824              12,824
                                                          -----------------  ------------------

     TOTAL LIABILITIES                                              459,583             378,706

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' DEFICIT                                                  (563,348)           (581,690)
                                                          -----------------  ------------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                  $         (103,765)$          (202,984)
                                                          =================  ==================

STATEMENT OF PARTNERS' DEFICIT
(UNAUDITED)

                                                  Limited             General
                                                  Partners            Partner              Total
                                             ------------------  ------------------  ------------------
PARTNERS' DEFICIT
-----------------
Capital contributions, net of offering costs$        11,784,521 $               100 $        11,784,621
Net loss - prior years                              (10,164,121)           (102,668)        (10,266,789)
Net income - current year                                18,159                 183              18,342
Cash distributions declared to date                  (2,038,520)            (20,592)         (2,059,112)
Repurchase of limited partnership Units                 (40,410)                 --             (40,410)
                                             ------------------  ------------------  ------------------

BALANCES AT SEPTEMBER 30, 2001              $          (440,371)$          (122,977)$          (563,348)
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

NTS-PROPERTIES PLUS LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------  -----------------------------
                                                   2001           2000           2001            2000
                                               -------------  -------------  -------------   -------------
REVENUES
--------
Interest and other income                     $           -- $          148 $          340  $          468
Income from investment in joint ventures              29,703         28,330         88,708          83,748
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                   29,703         28,478         89,048          84,216
                                               -------------  -------------  -------------   -------------

EXPENSES
--------
Interest expense                                       6,401          5,300         17,932          13,793
Professional and administrative expenses              12,057         16,497         35,359          51,646
Professional and administrative expenses -
  affiliated                                           5,856          5,017         16,966          15,338
Depreciation and amortization                            150            150            449             449
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                   24,464         26,964         70,706          81,226
                                               -------------  -------------  -------------   -------------

Net income                                    $        5,239 $        1,514 $       18,342  $        2,990
                                               =============  =============  =============   =============

Net income allocated to the limited
  partners                                    $        5,187 $        1,499 $       18,159  $        2,960
                                               =============  =============  =============   =============

Net income per limited partnership Unit       $         0.01 $         0.00 $         0.03  $         0.00
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership Units                                  643,645        643,645        643,645         643,645
                                               =============  =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                -------------------------------------
                                                                       2001               2000
                                                                ------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                     $            18,342 $            2,990
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                              449                449
    Income from investment in joint ventures                               (88,708)           (83,748)
    Changes in assets and liabilities:
      Accounts receivable                                                   78,100             82,005
      Other assets                                                            (178)            (5,776)
      Accounts payable                                                      24,877             15,596
      Other liabilities                                                         --                 --
                                                                ------------------  -----------------

     Net cash provided by operating activities                              32,882             11,516
                                                                ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Investment in and advances to joint ventures                               (88,548)           (78,221)
                                                                ------------------  -----------------

     Net cash used in investing activities                                 (88,548)           (78,221)
                                                                ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from note payable                                                  56,000             67,000
                                                                ------------------  -----------------

     Net cash provided by financing activities                              56,000             67,000
                                                                ------------------  -----------------

     Net increase in cash and equivalents                                      334                295

CASH AND EQUIVALENTS, beginning of period                                    1,393                142
                                                                ------------------  -----------------

CASH AND EQUIVALENTS, end of period                            $             1,727 $              437
                                                                ==================  =================

Interest paid on a cash basis                                  $            18,876 $               --
                                                                ==================  =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with NTS-Properties Plus' (the "Partnership") 2000 Form 10-K as filed with the Securities and Exchange Commission on April 6, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2001 and 2000.

Note 1 - Basis of Presentation and Joint Venture Accounting

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

Note 2 - Partnership's Plans Relative to Continuing Operations

The Partnership currently holds minority interests in two joint ventures and thus can not effect control over either joint venture. The Partnership does not possess the resources to contribute to improvements of any significant amount and its minority interests have declined and will likely continue to decline as a result of the contributions made by the financially stronger, majority interest, affiliated partnerships.

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

NTS, after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. During the three months and nine months ended September 30, 2001, and the year ended December 31, 2000, NTS, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership's note payable.

Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors' report in the Partnership's 2000 Form 10-K was qualified with respect to the Partnership continuing as a going concern. These conditions continue to exist and are likely to exist at December 31, 2001. Given these conditions, it is anticipated that the auditors' report included in the Partnership's 2001 Form 10-K will be qualified with respect to the Partnership continuing as a going concern.

See Note 7 - Tender Offer for a discussion of the tender offer by ORIG, LLC, an affiliate of the Partnership, to acquire all outstanding interests. ORIG purchased 211,214.25 limited partnership interests in the tender offer, which ended on April 30, 2001. As of September 30, 2001, ORIG, together with other entities affiliated with it and with the Partnership, owned 43% of the Partnership's outstanding interests. As it was at the time of the tender offer, ORIG is considering, whether or not it acquires over 50% of the outstanding limited partnership interests, proposing a transaction with the Partnership, such as a merger or other business combination, which would be considered a going private transaction. The General Partner is similarly considering the desirability of this type of transaction. If such a transaction is proposed and ORIG acquires over 50% of the Partnership's outstanding interests, ORIG will have the ability to ensure the approval of the transaction.

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

Note 4 - Concentration of Credit Risk

The Partnership has joint venture investments in commercial properties in Louisville, Kentucky and Ft. Lauderdale, Florida. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property.

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

For the three months ended September 30, 2001 and 2000, the unconsolidated subsidiaries had total revenues of $1,067,261 and $934,010, respectively, and net loss of $19,051 and net income of $56,580, respectively. For the nine months ended September 30, 2001 and 2000, the unconsolidated subsidiaries had total revenues of $3,140,743 and $2,797,109, respectively, and net loss of $55,166 and net income of $77,096, respectively. The amounts reflected in the accompanying statement of operations are derived from calculations based on each respective unconsolidated subsidiaries' joint venture agreement.

Note 6 - Note Payable

The note payable consists of the following:

                                                        September 30,        December 31,
                                                            2001                 2000
                                                      -----------------    -----------------
Note payable to a bank, bearing interest at a fixed
rate of 8.75%, due January 31, 2002,
collateralized  by a certificate of deposit owned by
NTS Financial Partnership, an affiliate of NTS
Development Company. (1)                           $            288,000 $            232,000
                                                      =================    =================

(1) It is the Partnership's intention to extend the due date of the existing note with the current lender.

Based on the borrowing rates currently available to the Partnership for loans with similar terms and average maturities, the fair value of long-term debt is approximately $286,000. During the nine months ended September 30, 2001, and the year ended December 31, 2000, NTS, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership's note payable.

Note 7 - Tender Offer

On November 30, 2000, ORIG, LLC, an affiliate of the Partnership, commenced a tender offer to purchase up to 611,266 limited partnership interests, representing all limited partnership interests not owned by ORIG, or other entities affiliated with it and the Partnership, in a going private transaction. The offering price of $1.15 per limited partnership interest was subsequently raised to $1.30 per limited partnership interest on March 6, 2001. On March 23, 2001, the expiration date of the tender offer was changed from March 30, 2001 to April 30, 2001. ORIG purchased 211,214.25 limited partnerships in the tender offer, which ended on April 30, 2001. As of September 30, 2001, ORIG, together with other entities affiliated with it and with the Partnership, owned 43% of the Partnership's outstanding interests. As it was at the time of the tender offer, ORIG is considering, whether or not it acquires over 50% of the outstanding limited partnership interests, proposing a transaction with the Partnership, such as a merger or other business combination, which would be considered a going private transaction. The General Partner is similarly considering the desirability of this type of transaction. If such a transaction is proposed and ORIG acquires over 50% of the Partnership's outstanding interests, ORIG will have the ability to ensure the approval of the transaction, and limited partners would be required to exchange their interests for the consideration to be paid in such merger or similar transaction, subject to whatever rights they may have under applicable state law. Even if ORIG does not acquire over 50% of the limited partnership interests, it will be able to significantly influence the outcome of the vote on any such transaction because of its ownership of a substantial percentage of the limited partnership interests. If the Partnership completes the merger or similar transaction being contemplated, the Partnership will no longer exist, or no longer own any of the assets which it presently owns. There is no assurance that a merger or similar transaction will occur.

Note 8 - Related Party Transactions

Pursuant to an agreement, the Partnership was charged for administrative salaries by NTS Development Company. These charges, which have been expensed as professional and administrative expenses - affiliated, totaled $16,966 and $15,338 for the nine months ended September 30, 2001 and 2000, respectively.

Accounts payable includes approximately $97,700 and $80,700 due NTS Development Company at September 30, 2001 and December 31, 2000, respectively (see Note 2).

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

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on the financial statements of the Partnership.

As of September 30, 2001, the L/U II Joint Venture has a commitment for approximately $6,000 for tenant improvements on 2,173 square feet at Lakeshore Business Center Phase I and approximately $6,800 for tenant improvements on 1,624 square feet at Lakeshore Business Center Phase II. The tenant improvements will be funded from existing working capital.

Note 10 - Segment Reporting

The Partnership's reportable operating segments include only one segment - Investments in Commercial Real Estate Joint Ventures.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. MD&A analysis should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

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

NTS, after January 1, 2000, will not defer amounts owed to it or renew its commitment to provide financial support for non-affiliated expenses of the Partnership. During the three months and nine months ended September 30, 2001, and the year ended December 31, 2000, NTS, through an affiliate, provided collateral in the form of a certificate of deposit for the Partnership's note payable.

Accordingly, without an infusion of cash or a sale of Partnership assets, the Partnership may not be able to meet its obligations as they come due in the normal course of business. As a result, the auditors' report in the Partnership's 2000 Form 10-K was qualified with respect to the Partnership continuing as a going concern. These conditions continue to exist and are likely to exist at December 31, 2001. Given these conditions, it is anticipated that the auditors' report included in the Partnership's 2001 Form 10-K will be qualified with respect to the Partnership continuing as a going concern.

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

Any forward-looking statements included in the MD&A section, or elsewhere in this report, which reflect management's best judgment, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

Results of Operations

The occupancy levels at the Partnership's joint venture properties as of September 30, 2001 and 2000 were as follows:

                                                               Nine Months Ended
                                                                 September 30,
                                                      ------------------------------------
                                                         2001 (1)               2000
                                                      ---------------     ----------------
Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties VII, Ltd.
------------------------------------------
(39.05% ownership at September 30, 2001)
----------------------------------------

Blankenbaker Business Center 1A                            100%                 100%

Property Owned through Lakeshore/University
-------------------------------------------
II Joint Venture (L/U II Joint Venture) (7.69%
----------------------------------------------
ownership at September 30, 2001)
--------------------------------

Lakeshore Business Center Phase I                           85%                 74%
Lakeshore Business Center Phase II                          86%                 86%
Lakeshore Business Center Phase III (2)                     28%                 N/A

(1)  Current occupancy levels are considered adequate to continue the operation of the Partnership's joint venture properties.
(2)  Construction of the building commenced December 1999 and occupancy was certified November 2000.

The average occupancy levels at the Partnership's joint venture properties during the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                                         Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                  --------------------------------     -------------------------------
                                                      2001               2000              2001              2000
                                                  -------------      -------------     -------------     -------------
Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties VII, Ltd.
------------------------------------------
(39.05% ownership % at September 30, 2001)
------------------------------------------

Blankenbaker Business Center 1A                       100%               100%              100%              100%

Property Owned through Lakeshore/University
-------------------------------------------
II Joint Venture (L/U II Joint Venture)
---------------------------------------

Lakeshore Business Center Phase I (1)                  86%                74%               83%               75%
Lakeshore Business Center Phase II (1)                 85%                86%               82%               83%
Lakeshore Business Center Phase III (1)(2)            28%                N/A               26%               N/A

(1)  Ownership percentage was 7.69% for the three months and nine months ended September 30, 2001, 7.69% for the three months ended September 30, 2000, and 8.4% for the six months ended June 30, 2000.
(2)  Construction of the building commenced December 1999 and occupancy was certified November 2000.

The following is an analysis of material changes in results of operations for the three months and nine months ended September 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Professional and administrative expenses decreased approximately $4,400, or 27%, and $16,300, or 32%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000, as a result of a reduction in professional fees.

Consolidated Cash Flows and Financial Condition

In the next 12 months, the Partnership expects the demand on future liquidity to increase as a result of future leasing activity at Lakeshore Business Center Phases I, II and III. At this time, the future leasing and tenant finish costs, which will be required to renew the current leases or obtain new tenants, are unknown.

Cash flows provided by (used in):

                                                     Nine Months Ended
                                                       September 30,
                                           --------------------------------------
                                                  2001                2000
                                           ------------------  ------------------
Operating activities                       $           32,882   $          11,516
Investing activities                                  (88,548)            (78,221)
Financing activities                                   56,000              67,000
                                           ------------------  ------------------

     Net increase in cash and equivalents  $              334   $             295
                                           ==================  ==================

Net cash provided by operating activities increased approximately $21,400 in 2001. The increase was primarily driven by increased net income and changes in accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2001, increased approximately $10,300, as compared to the same period in 2000. The increase is due to increased investments in joint ventures.

Net cash provided by financing activities decreased $11,000 for the nine months ended September 30, 2001, as compared to the same period in 2000. The decrease is the result of a decrease in funds drawn on the Partnership's note payable to cover the operating costs of the Partnership.

Due to the fact that no distributions were made during the three months and nine months ended September 30, 2001 or 2000, the table which presents that portion of the distribution that represents a return of capital on a GAAP basis has been omitted.

The Partnership anticipates having to continue to fund the working capital deficit of the L/U II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital the Partnership will need to fund the operations of the L/U II Joint Venture.

The Partnership has not made any cash distributions since the quarter ended June 30, 1991. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) as of September 30, 2001 were $1,727.

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

As of September 30, 2001, the L/U II Joint Venture has a commitment for approximately $6,000 for tenant improvements on 2,173 square feet at Lakeshore Business Center Phase I and approximately $6,800 for tenant improvements on 1,624 square feet at Lakeshore Business Center Phase II. The tenant improvements will be funded from existing working capital.

The following describes the efforts being taken by the Partnership's joint ventures to increase the occupancy levels at their properties. At Lakeshore Business Center Phases I, II and III, the joint ventures have an on-site leasing agent, an employee of NTS Development Company (an affiliate of the General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff.

Leases at the Partnership's joint venture properties provide for tenants to contribute toward the payment of increases in common area expenses, insurance and real estate taxes. These lease provisions should protect the Partnership's operations from the impact of inflation and changing prices.

On November 30, 2000, ORIG, LLC, an affiliate of the Partnership, commenced a tender offer to purchase up to 611,266 limited partnership interests, representing all limited partnership interests not owned by ORIG, or other entities affiliated with it and the Partnership, in a going private transaction. The offering price of $1.15 per limited partnership interest was subsequently raised to $1.30 per limited partnership interest on March 6, 2001. On March 23, 2001, the expiration date of the tender offer was changed from March 30, 2001 to April 30, 2001. ORIG purchased 211,214.25 limited partnerships in the tender offer, which ended on April 30, 2001. As of September 30, 2001, ORIG, together with other entities affiliated with it and with the Partnership, owned 43% of the Partnership's outstanding interests. As it was at the time of the tender offer, ORIG is considering, whether or not it acquires over 50% of the outstanding limited partnership interests, proposing a transaction with the Partnership, such as a merger or other business combination, which would be considered a going private transaction. The General Partner is similarly considering the desirability of this type of transaction. If such a transaction is proposed and ORIG acquires over 50% of the Partnership's outstanding interests, ORIG will have the ability to ensure the approval of the transaction, and limited partners would be required to exchange their interests for the consideration to be paid in such merger or similar transaction, subject to whatever rights they may have under applicable state law. Even if ORIG does not acquire over 50% of the limited partnership interests, it will be able to significantly influence the outcome of the vote on any such transaction because of its ownership of a substantial percentage of the limited partnership interests. If the Partnership completes the merger or similar transaction being contemplated, the Partnership will no longer exist, or no longer own any of the assets which it presently owns. There is no assurance that a merger or similar transaction will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposure with regards to financial instruments is changes in interest rates. The Partnership's debt bears interest at a fixed rate. At September 30, 2001, a hypothetical 100 basis point increase in interest rates would not result in a significant change in the fair value of debt.

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

Date: November 9, 2001