Form 10-K
period 2001-12-31
NTS PROPERTIES PLUS LTD
filed 2002-04-01
CIK 818089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18952

NTS-PROPERTIES PLUS LTD.
(Exact name of the registrant as specified in its charter)

10172 Linn Station Road
61-1126478	Louisville, Kentucky 40223
(I.R.S. Employer Identification No.)	(Address of principal executive offices)

Registrant's telephone number, including area code:(502) 426-4800

Florida
(State of other jurisdiction of incorporation or organization)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Limited partnership interests	None

(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.           Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [X]

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for the Registrant's Limited Partnership Interests
	and Related Partner Matters	16
Item 6.	Selected Financial Data	17-18
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	18-25
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	26
Item 8.	Financial Statements and Supplementary Data	27-51
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	52

PART III

Item 10.	Directors and Executive Officers of the Registrant	53-54
Item 11.	Management Remuneration and Transactions	54
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	54-55
Item 13.	Certain Relationships and Related Transactions	55

PART IV

Item 14.	Exhibits, Financial Statement Schedules and
	Reports on Form 8-K	56-57
Signatures		58

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate", "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

Development of Business

NTS-Properties Plus Ltd. (the "Partnership") is a limited partnership which was organized under the laws of the state of Florida on April 30, 1987. The General Partner is NTS-Properties Plus Associates, a Kentucky limited partnership. As of December 31, 2001, the Partnership was part of joint ventures that own interests in the properties listed below. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures:

  A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky. We contributed the completed building to the joint venture between us and NTS-Properties VII, Ltd., an affiliate of our General Partner. We had previously acquired the completed building from an affiliate of ours. In 1994, NTS-Properties IV, Ltd., an affiliate of our General Partner, was admitted to the joint venture. Our percentage of interest in the joint venture was 39.05% at December 31, 2001.

  A joint venture interest in the Lakeshore/University II Joint Venture ("L/U II Joint Venture"). The L/U II Joint Venture was formed on January 23, 1995 among us, NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd., affiliates of our General Partner. Our percentage of interest in the joint venture was 7.69% at December 31, 2001.

A description of the properties owned by the L/U II Joint Venture appears below:

  Lakeshore Business Center Phase I - a business center with approximately 104,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

  Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida, acquired complete by the joint venture.

  Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida, constructed by the joint venture.

We have a fee title interest in the above properties. We believe that our properties are adequately covered by insurance. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

As of December 31, 2001, our properties were encumbered by mortgages as shown in the table below:

                                               Interest             Maturity              Balance
Property                                         Rate                 Date              at 12/31/01
----------------------------------------    --------------      ----------------     -----------------
Blankenbaker Business Center 1A                 8.500%              11/15/05  (1)    $       2,235,829
Lakeshore Business Center Phase I               8.125%              08/01/08  (2)    $       3,758,395
Lakeshore Business Center Phase II              8.125%              08/01/08  (2)    $       4,043,631
Lakeshore Business Center Phase III          LIBOR + 2.3%           09/08/03  (3)    $       1,720,475
  Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage loan will have been repaid based on the current rate of amortization.
  Current monthly principal payments are based upon a 12-year amortization schedule. At maturity, we believe the mortgage loan will have been repaid based on the current rate of amortization.
  The construction loan for Lakeshore Business Center Phase III required interest payments only through September 2001. Principal payments were required starting October 2001. We anticipate replacing the construction loan with permanent financing at or before its maturity.

Financial Information About Industry Segments

We are engaged solely in the business of developing, constructing, owning and operating commercial real estate. A presentation of information concerning industry segments is not applicable. See Part II, Item 8 - Note 9 for information regarding our operating segments.

Narrative Description of Business

General

Our current business is consistent with our original purpose which was to acquire, directly or by joint venture, unimproved or partially improved land, to construct and develop thereon business and commercial centers, business parks, industrial and office buildings, apartment complexes and/or retail centers and to own and operate the completed properties. Our original purpose also includes the ability to invest in fully improved properties, either directly or by joint venture. Our properties are in a condition suitable for their intended use.

We intend to hold the joint venture interests until such time as sale or other disposition appears to be advantageous with a view to achieving our investment objectives or it appears that such objectives will not be met. In deciding whether to sell a joint venture interest, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners.

We currently own minority interests in two joint ventures owning a total of four properties and thus cannot effect decisions made by NTS affiliate partnerships holding a majority position in these properties. We do not possess the resources to contribute to improvements of any significant amount and have seen our minority interest further decline as a result of the contributions made by the financially stronger majority interest affiliated partnerships.

At the end of 1999, NTS Financial Partnership, an affiliate of ours that prior to December 31, 1999 had provided security for one of our loans, informed us that as of December 31, 1999, it would no longer provide this security. As of January 1, 2000, NTS Development Company and NTS Corporation, which are also affiliates of ours informed us that it would no longer defer amounts owed to them or advance funds to enable us to make payments to non-affiliates.

Prior to December 31, 1999, NTS Development Company and NTS Corporation agreed to defer amounts owed to them by us and to provide the financial support necessary for us to pay our non- affiliated operating expenses as they came due through January 1, 2000. While we, the General Partner and our affiliates considered alternatives to help us reduce our administrative costs and increase our net profits, including a merger, NTS Development Company and NTS Corporation continued to defer payments owed to them and continued to advance funds to us. Additionally, NTS Financial Partnership continues to provide security for one of our loans. These concessions were made by NTS Corporation, NTS Development Company and NTS Financial Partnership in anticipation of our taking an action which would substantially reduce our administrative expenses by an amount sufficient to allow us to operate profitably and to enable us to make capital contributions to our joint ventures in a timely fashion, make the deferred payments and repay the advances. Our impending merger into ORIG, LLC, which is discussed below, is designed, among other things, to address these financial issues. Unless this merger, or a similar transaction, is completed, we may not be able to meet our obligations as they come due in the ordinary course of business.

On November 30, 2000, ORIG, LLC ("ORIG"), an affiliate of ours, commenced a tender offer to purchase up to 611,266 of our limited partnership interests ("Interests"), representing all Interests not owned by ORIG, or other entities affiliated with it and us, in a going-private transaction. The offering price of $1.15 per Interest was subsequently raised to $1.30 per Interest on March 6, 2001. On March 23, 2001, the expiration date of the tender offer was changed from March 30, 2001 to April 30, 2001. ORIG purchased 211,214.25 Interests in the tender offer, which ended on April 30, 2001.

Plus' Merger With Affiliate

On March 15, 2002, we filed a Schedule 14C with the Securities and Exchange Commission giving notice of our merger with and into ORIG, LLC. The merger was approved on February 28, 2002, by the written consent of the holders of a majority of our outstanding Interests, in lieu of a meeting of limited partners. The effective date of the merger is unknown at this time.

We will merge with and into ORIG, LLC ("ORIG"), an affiliate of ours, with ORIG being the entity which survives the merger. Upon consummation of the merger, all Interests in us will be canceled and no securities in ORIG will be issued in place of our canceled Interests. Following the merger, ORIG will own our joint venture interests in certain commercial real estate properties and will assume all of our liabilities.

ORIG will pay limited partners who are not affiliated with us or ORIG $1.30 per Interest in cash. Limited partners who are affiliates of ours or ORIG will be paid for their Interests and will not have any ownership in ORIG following the merger.

The merger is considered a going-private transaction because once it is completed all Interests in us will be canceled, the registration of Interests will be terminated and we will no longer be required to make filings with the Securities and Exchange Commission or to comply with securities laws and the Securities and Exchange Commission's regulations governing publicly-held entities. Further information about the merger may be found in the Schedule 14C we filed with the Securities and Exchange Commission. The Schedule 14C and other past filings we have made are available without charge on the SEC's website at www.sec.gov. They are also available by calling us at 1- 800-928-1492, ext. 544.

Description of Real Property

Blankenbaker Business Center 1A

Sykes Health Plan Services Bureau, Inc. ("SHPS, Inc.") leases 100% of Blankenbaker Business Center 1A. The annual base rent, which excludes the cost of utilities, is $7.48 per square foot. The lease term is for 11 years and expires in July 2005. The lease provides for the tenant to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. SHPS, Inc. is a professional service entity in the insurance industry. The occupancy level at the business center as of December 31, 2001, 2000, 1999, 1998 and 1997 was 100%. See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the lease in effect on December 31, 2001:

                                         Year of             Square Feet and % of          Current Annual Rental
            Tenant                      Expiration           Net Rentable Area (1)             per Square Foot
-------------------------------     ------------------     -------------------------     -------------------------
SHPS, Inc.                                 2005                  100,640 (100%)                   $7.48
  Rentable area includes ground floor and mezzanine square feet.

Lakeshore Business Center Phase I

As of December 31, 2001, there were 32 tenants leasing approximately 93,000 square feet of rentable area at Lakeshore Business Center Phase I. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. Tenants who occupy space at Lakeshore Business Center Phase I are professional service entities. The principal occupations/professions practiced include telemarketing services, financial services and computer integration services. There are no tenants that individually lease 10% or more of Lakeshore Business Center Phase I's rentable area. The occupancy levels at the business center as of December 31 were 89% (2001), 85% (2000), 73% (1999), 85% (1998) and 96% (1997). See Part II, Item 7 for average occupancy levels information.

Lakeshore Business Center Phase II

As of December 31, 2001, there were 20 tenants leasing approximately 80,000 square feet of rentable area at Lakeshore Business Center Phase II. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. Tenants who occupy space at Lakeshore Business Center Phase II are professional service entities. The principal occupations/professions practiced include medical equipment leasing, insurance services and management offices for the Florida State Lottery. One tenant individually leases more than 10% of Lakeshore Business Center Phase II's rentable area. The occupancy levels at the business center as of December 31 were 82% (2001), 86% (2000), 72% (1999), 79% (1998) and 100% (1997). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major lease in effect on December 31, 2001:

                                         Year of             Square Feet and % of          Current Annual Rental
Major Tenant (1):                     Expiration (2)           Net Rentable Area              per Square Foot
-------------------------------     ------------------     ------------------------     ---------------------------
               1                           2002                  28,312 (29.1%)                   $12.54
  Major tenants are those that individually occupy 10% or more of the rentable square footage.
  On January 1, 2002, the tenant extended their lease to 2008 under substantially the same terms.

Lakeshore Business Center Phase III

As of December 31, 2001, there were 2 tenants leasing approximately 11,000 square feet of rentable area at Lakeshore Business Center Phase III. All leases provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. Tenants who occupy space at Lakeshore Business Center Phase III are professional service entities. The principal occupations/professions practiced include insurance services and telecommunications. The occupancy levels at the business center as of December 31 were 28% (2001) and 12% (2000). See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major lease in effect on December 31, 2001:

                                         Year of             Square Feet and % of          Current Annual Rental
Major Tenant (1):                       Expiration            Net Rentable Area               per Square Foot
-------------------------------     ------------------     ------------------------     ---------------------------
               1                           2006                  4,689 (11.9%)                    $13.60
               2                           2006                  6,190 (15.8%)                    $13.50
  Major tenants are those that individually occupy 10% or more of the rentable square footage.

Additional Operating Data

Additional operating data regarding our properties owned through joint ventures is furnished in the following table:

                                                        Federal             Property              Annual
                                                       Tax Basis            Tax Rate          Property Taxes
                                                   ------------------   -----------------   ------------------
Property Owned in Joint Venture with NTS-
Properties IV and NTS-Properties VII, Ltd.
Blankenbaker Business Center 1A                    $        7,372,634        .010560        $           49,412

Properties Owned Through
Lakeshore/University II Joint Venture
Lakeshore Business Center Phase I                  $       10,446,045        .025049        $          163,045
Lakeshore Business Center Phase II                 $       12,533,546        .025049        $          181,710
Lakeshore Business Center Phase III                $        4,599,680        .025049        $           57,237

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 7-30 years for buildings and improvements, 3-7 years for amenities and the applicable lease term for tenant improvements.

Investment in Joint Ventures

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We now use the equity method to account for our joint venture investments for the year ending December 31, 2001. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Blankenbaker Business Center Joint Venture

On December 28, 1990, we entered into a joint venture agreement with NTS-Properties VII, Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of our General Partner. The use of the parking lot is a provision of the tenant's lease agreement with the business center. On August 16, 1994, the Blankenbaker Business Center Joint Venture Agreement was amended to admit NTS-Properties IV to the joint venture. The terms of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

  the withdrawal, bankruptcy or dissolution of a partner or the execution by a partner of an assignment for the benefit of its creditors;
  the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the real property and parking lot and the sale and/or collection of any evidences of indebtedness received in connection therewith;
  the vote or consent of each of the partners to dissolve the Partnership; or
  December 31, 2030.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners. Net income or net loss is also allocated between the partners pursuant to their Percentage Interest.

In 1990, when the joint venture was originally formed, NTS-Properties VII, Ltd. contributed $450,000 for additional tenant improvements to the business center and made a capital contribution to the joint venture of $325,000 to purchase the approximately 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. We contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The outstanding balance at December 31, 2001, was approximately $2,236,000. The mortgage is recorded as a liability of the joint venture. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently, monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, the joint venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the SHPS, Inc. lease renewal and expansion. The $1,100,000 note bore interest at the Prime Rate + 1.5%. In order to obtain the $4,800,000 of permanent financing discussed above, it was necessary for us to seek an additional joint venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. See the following paragraph for information regarding the new joint venture partner. The $1,100,000 note was retired in August 1994. This resulted in our debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000, in accordance with the agreement to amend the joint venture. The need for additional capital was a result of the lease renewal and expansion which was signed April 28, 1994 between the joint venture and SHPS, Inc. The lease expanded SHPS, Inc.'s leased space by approximately 15,000 square feet and extended its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, SHPS, Inc. occupied 100% of the business center. We were not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for this project. NTS-

Properties IV was willing to participate in the joint venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. We agreed to the admission of NTS-Properties IV to the joint venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that our joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the joint venture were calculated with the admission of NTS-Properties IV.

In order to calculate the revised joint venture Percentage Interests, the assets of the joint venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional capital contributions. The value of the joint venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference between the value of the joint venture's assets and the value at which they were carried on the books was allocated to us and NTS-Properties VII, Ltd. in determining each joint venture partner's Percentage Interest.

Our Percentage Interest in the joint venture decreased from 68.66% to 39.05% as a result of the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. The respective Percentage Interest of NTS-Properties IV and NTS-Properties VII, Ltd. in the joint venture subsequent to these capital contributions was 29.61% and 31.34%.

Lakeshore/University II Joint Venture

On January 23, 1995, a joint venture known as the Lakeshore/University II Joint Venture (the "L/U II Joint Venture") was formed among us, NTS-Properties IV, NTS-Properties V and NTS/Fort Lauderdale, Ltd, affiliates of our General Partner, for purposes of owning Lakeshore Business Center Phases I, II and III, University Business Center Phase II (sold October 1998 - see below for details regarding this transaction) and certain undeveloped tracts of land adjacent to the Lakeshore Business Center development.

The table below identifies which properties were contributed to the L/U II Joint Venture and the respective owners of such properties prior to the formation of the joint venture.

                   Property                                        Contributing Owner
-----------------------------------------------     ------------------------------------------------

Lakeshore Business Center Phase I                   NTS-Properties IV and NTS-Properties V

Lakeshore Business Center Phase II                  NTS-Properties Plus Ltd.

Undeveloped land adjacent to the Lakeshore          NTS-Properties Plus Ltd.
Business Center development (3.8 acres)

Undeveloped land adjacent to the Lakeshore          NTS/Fort Lauderdale, Ltd.
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

Each of the properties was contributed to the L/U II Joint Venture subject to existing indebtedness, except for Lakeshore Business Center Phase I which was contributed to the joint venture free and clear of any mortgage liens, and all such indebtedness was assumed by the joint venture. Mortgages were recorded on University Business Center Phase II in the amount of $3,000,000, in favor of the banks which held the indebtedness on University Business Center Phase II, Lakeshore Business Center Phase II and the undeveloped tracts of land prior to the formation of the joint venture and on Lakeshore Business Center Phase I in the amount of $5,500,000, subsequent to the formation of the L/U II Joint Venture. In addition to the above, NTS-Properties IV contributed $750,000 to the L/U II Joint Venture. As a result of the valuation of the properties contributed to the L/U II Joint Venture, we obtained a 12.57% interest in the joint venture.

The properties of the L/U II Joint Venture are encumbered by mortgages payable to an insurance company as follows:

      Loan Balance
       at 12/31/01                         Encumbered Property
-----------------------         --------------------------------------------
$             3,758,395         Lakeshore Business Center Phase I
$             4,043,631         Lakeshore Business Center Phase II
$             1,720,475         Lakeshore Business Center Phase III

The loans are recorded as liabilities of the L/U II Joint Venture. The mortgages for Lakeshore Business Center Phases I and II bear interest at a fixed rate of 8.125% and are due August 1, 2008. Monthly principal payments are based upon a 12-year amortization schedule. At maturity, we believe the loans will have been repaid based on the current rate of amortization. The mortgage for Lakeshore Business Center Phase III bears interest at a variable rate based on LIBOR daily rate plus 2.3% and is due September 8, 2003. As of December 31, 2001, the interest rate was 4.44%. We anticipate replacing the construction loan with permanent financing at or before its maturity.

On July 1, 2000 and July 1, 1999, NTS-Properties V contributed $500,000 and $1,737,000, respectively, to the L/U II Joint Venture. The other partners in the joint venture, including us, did not make capital contributions at that time. Accordingly, the ownership percentages of the other partners in the joint venture decreased. Effective July 1, 2000, our percentage of ownership in the joint venture was 7.69% as compared to 8.40% prior to July 1, 2000 and 12.57% prior to July 1, 1999.

On July 23, 1999, the L/U II Joint Venture sold 2.4 acres of land adjacent to the Lakeshore Business Center for a price of $528,405. We had an 8.4% interest in the joint venture at that date.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any of (A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners.

Net income or net loss is allocated between the partners in accordance with their joint venture agreement. Our ownership share was 7.69%, 7.69% and 8.40% at December 31, 2001, 2000 and 1999, respectively.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties

NTS Development Company, an affiliate of our General Partner, directs the management of our properties pursuant to a written agreement (the "Agreement"). NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Plus Associates. Under the Agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. NTS Development Company also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors.

In addition, the Agreement requires us to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of our properties, including the cost of goods and materials used for and on our behalf, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits and related employment expenses of personnel at each property.

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until canceled. The Agreement is subject to cancelation by either party upon 60-days written notice. As of December 31, 2001, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by us that are or could be in competition with us, potential conflicts of interest exist. Because we were organized by and are operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with our properties including the right to develop competing properties now and in the future in addition to those existing properties which may compete directly or indirectly.

NTS Development Company (the "Property Manager"), an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. We believe the Property Manager's agreement is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees; however, per the Agreement, NTS Development Company makes its employees available to perform services for us. We reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 6 and Part III, Item 13 for further discussions of related party transactions.

Item 3 - Legal Proceedings

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for the Registrant's Limited Partnership Interests and Related Partner
Matters

There is no established trading market for the limited partnership Interests. We had 598 limited partners as of January 31, 2002. Cash distributions and allocations of income and loss are made as described in Note 1H to our 2001 Financial Statements in Item 8.

No distributions were paid during 2001, 2000 or 1999. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements.

Due to the fact that no distributions were made during 2001, 2000 or 1999, the table which presents that portion of the distributions that represents a return of capital in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") basis has been omitted.

Item 6 - Selected Financial Data

Years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                                  2001              2000              1999             1998              1997
                             ---------------   ---------------  ----------------  ---------------  ----------------
Interest and other income   $          1,081  $            563 $           2,037 $          2,629 $             547
Income (loss) from
  investment in joint
  ventures                           127,082           116,283           111,395        2,155,141            44,323
Total expenses                       (97,042)         (102,242)         (127,495)        (131,255)         (122,304)
                             ---------------   ---------------  ----------------  ---------------  ----------------

Net income (loss)           $         31,121  $         14,604 $         (14,063)$      2,026,515 $         (77,434)
                             ===============   ===============  ================  ===============  ================

Net income (loss)
  allocated to:
    General Partner         $            311  $            146 $            (141)$         20,265 $            (774)
    Limited partners        $         30,810  $         14,458 $         (13,922)$      2,006,250 $         (76,660)

Net income (loss) per
  limited partnership
  Interest                  $           0.05  $           0.02 $          (0.02) $           3.04 $          (0.12)

Weighted average number
  of limited partnership
  Interests                          643,645           643,645           650,531          660,429           666,248

Cumulative loss
  allocated to:
    General Partner         $       (102,357) $       (102,668)$        (102,814)$       (102,673)$        (122,938)
    Limited partners        $    (10,133,311) $    (10,164,121)$     (10,178,579)$    (10,164,657)$     (12,170,907)

Cumulative tax loss
  allocated  to:
    General Partner         $        (16,914) $        (17,282)$         (17,709)$        (17,861)$         (42,692)
    Limited partners        $     (3,782,880) $     (3,826,021)$      (3,879,335)$     (3,904,694)$      (6,283,963)

Cumulative distributions
  declared:
    General Partner         $         20,592  $         20,592 $          20,592 $         20,592 $          20,592
    Limited partners        $      2,038,520  $      2,038,520 $       2,038,520 $      2,038,520 $       2,038,520

At year end:
  Equipment, net            $          1,495  $          2,093 $           2,691 $          1,466 $         496,748

Total assets                $         27,658  $         86,658 $        (310,906)$       (401,653)$      (2,277,937)

Note payable                $        325,500  $        232,000 $         165,000 $        110,000 $              --

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts. The affected data in the table above has been restated to provide comparable information for all periods presented.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Financial Statements in Item 8 and the Cautionary Statements below.

We currently own minority interests in two joint ventures owning a total of four properties and thus cannot effect decisions made by NTS affiliate partnerships holding a majority position in these properties. We do not possess the resources to contribute to improvements of any significant amount and have seen our minority interest further decline as a result of the contributions made by the financially stronger majority interest affiliated partnerships.

At the end of 1999, NTS Financial Partnership, an affiliate of ours that prior to December 31, 1999 had provided security for one of our loans, informed us that as of December 31, 1999, it would no longer provide this security. As of January 1, 2000, NTS Development Company and NTS Corporation, which had previously deferred amounts owed by us to them and advanced funds to us to enable us to make payments to non-affiliates, informed us that they would no longer defer payments due from us or advance funds to us.

While we, the General Partner and our affiliates considered alternatives to help us reduce our administrative costs and increase our net profits, including this merger, NTS Development Company and NTS Corporation continued to defer payments owed to them and continued to advance funds to us. Additionally, NTS Financial Partnership continues to provide security for one of our loans. These concessions were made by NTS Corporation, NTS Development Company and NTS Financial Partnership in anticipation of our taking an action which would substantially reduce our administrative expenses by an amount sufficient to allow us to operate profitably and to enable us to make capital contributions to our joint ventures in a timely fashion, make the deferred payments and repay the advances. Our impending merger into ORIG, LLC, which is discussed in Part I, Items 1 and 2 above, is designed, among other things, to address these financial issues. Unless this merger, or a similar transaction, is completed, we may not be able to meet our obligations as they come due in the ordinary course of business. We are presently projecting a cash flow deficit for fiscal 2002.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which has been superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Occupancy Levels

The occupancy levels at our joint ventures as of December 31 were as follows:

                                                               2001             2000             1999
                                                           ------------     ------------     ------------

Property Owned in Joint Venture with NTS-
Properties IV and NTS-Properties VII, Ltd.
(Ownership % at December 31, 2001)
Blankenbaker Business Center 1A  (39.05%) (1)                  100%             100%             100%

Properties Owned Through
Lakeshore/University II Joint Venture
Lakeshore Business Center Phase I (1)(2)                        89%              85%              73%
Lakeshore Business Center Phase II (2)(3)                       82%              86%              72%
Lakeshore Business Center Phase III (4)                         28%              12%              N/A
  Current occupancy levels are considered adequate to continue operation of our properties.
  Ownership percentage was 8.40% as of December 31, 1999, and 7.69% as of December 31, 2000 and 2001.
  In our opinion, the decrease in year-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Ownership percentage was 7.69% at December 31, 2000 and 2001. We expect occupancy levels to stabilize near those of Phases I and II over the next two years.

The average occupancy levels at our joint ventures as of December 31 were as follows:

                                                                2001             2000             1999
                                                            ------------     ------------     ------------
Property Owned in Joint Venture with NTS-
Properties IV and NTS-Properties VII, Ltd.
(Ownership % at December 31, 2001)
Blankenbaker Business Center 1A (39.05%)                        100%             100%             100%

Properties Owned Through
Lakeshore/University II Joint Venture
Lakeshore Business Center Phase I (1)                            85%              78%              74%
Lakeshore Business Center Phase II (1)(2)                        82%              86%              85%
Lakeshore Business Center Phase III (3)                          26%              12%              N/A
  Ownership percentage was 8.40% as of December 31, 1999, and 7.69% as of December 31, 2000 and 2001.
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward trend.
  Ownership percentage was 7.69% as of December 31, 2000 and 2001. We expect occupancy levels to stabilize near those of Phases I and II over the next two years.

Results of Operations for 1999, 2000 and 2001

If there has not been a material change in an item from one year to the next, we have omitted any discussion concerning that item.

Income From Investment in Joint Ventures

Income from investment in joint ventures increased approximately $11,000, or 9%, from 2000 to 2001. The combined Blankenbaker Business Center and the Lakeshore/University II Joint Ventures decreased their net losses from 2000 to 2001 by approximately $34,000.

Interest Expense

Interest expense increased approximately $6,000, or 30%, in 2001, as a result of an increase in the note payable balance since 2000. Interest expense increased approximately $6,000, or 47%, in 2000. The increase is due to a 0.25% increase in the interest rate on the note payable held by us on January 29, 2000. The increase is also due to an increase in the balance of the note payable.

Professional and Administrative Expenses

Professional and administrative expenses decreased approximately $15,000, or 25%, from 2000 to 2001, primarily as a result a decrease in legal and professional fees in 2001. Professional and administrative expenses decreased approximately $7,000, or 10%, from 1999 to 2000. The decrease is primarily the result of decreased legal fees and information processing services.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated decreased approximately $24,000, from 1999 to 2000, primarily as a result of decreased personnel costs. Professional and administrative expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and others necessary to manage and operate the Partnership.

Consolidated Cash Flows and Financial Condition

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                            2001             2000            1999
                                                       --------------   --------------   -------------
Operating activities                                  $        10,852  $       (74,301) $      (72,814)
Investing activities                                          (84,444)           8,552          17,943
Financing activities                                           93,500           67,000          40,243
                                                       --------------   --------------   -------------

   Net increase (decrease) in cash and equivalents    $        19,908  $         1,251  $      (14,628)
                                                       ==============   ==============   =============

Net cash provided by operating activities increased approximately $85,000 in 2001. This increase was primarily driven by collections of receivables.

Net cash used in investing activities increased approximately $93,000 in 2001, as a result of increased investments in or advances to joint ventures.

Net cash provided by investing activities decreased approximately $9,000 in 2000, primarily as a result of decreased investments in or advances to joint ventures.

Net cash provided by financing activities increased approximately $27,000 in 2001 and approximately $27,000 in 2000, primarily as a result of an increase in the note payable.

Subsequent to December 31, 2001, the NTS-Properties Plus note was amended in order to extend the maturity date from January 31, 2002 to January 31, 2003. On March 15, 2002, we increased this note to $360,000.

We have not made any cash distributions since the quarter ended June 30, 1991. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet as of December 31) were $21,301, $1,393 and $142 at December 31, 2001, 2000 and 1999, respectively. See Item 8 - Note 1D to the Financial Statements for a discussion of our plans relative to continuing operations.

Due to the fact that no distributions were made during 2001, 2000 or 1999, the table which presents that portion of the distribution that represents a return of capital in accordance with GAAP basis has been omitted.

As of December 31, 2001, the L/U II Joint Venture has a commitment for approximately $161,000 at Lakeshore Business Center Phase I for tenant improvements on approximately 15,500 square feet and a commitment for approximately $268,000 at Lakeshore Business Center Phase II for tenant improvements on approximately 32,900 square feet.

The L/U II Joint Venture also has a commitment for approximately $105,600 at Lakeshore Business Center Phase III for tenant improvements on approximately 3,800 square feet. This commitment will be funded from existing debt financing. The Joint Venture has incurred approximately $72,000 of this cost as of December 31, 2001.

The L/U Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Management reassessed the useful lives of the existing roofs and adjusted them accordingly.

The L/U II Joint Venture's partners, NTS-Properties IV, NTS-Properties V and NTS-Properties Plus will be called upon to make capital contributions to provide the funds necessary for working capital tenant improvements and roof replacements.

The following describes the efforts being taken by us to increase the occupancy levels at our properties. At Lakeshore Business Center Phases I, II and III, we have an on-site leasing agent, an employee of NTS Development Company, an affiliate of our General Partner, who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff.

Leases at our properties provide for tenants to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions should protect our operations from the impact of inflation and changing prices.

Pursuant to Section 16.4 of our Amended and Restated Agreement of Limited Partnership, we established an Interest Repurchase Reserve in 1996. During the years ended December 31, 1999, 1998 and 1997, we funded $14,757, $5,000 and $12,251, respectively, to the reserve. On February 17, 1997, the repurchase of Interests was temporarily suspended in order to conserve cash. This step was taken until it was clear that, in our General Partner's opinion, we had the necessary cash reserves to meet future leasing and tenant finish costs and had rebuilt cash reserves to meet our ongoing needs. Through December 31, 2000, we repurchased 42,002 Interests for $35,329, at a price ranging from $0.70 to $1.00 per Interest. The offering price per Interest was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Interests. Repurchased Interests were retired by us, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves.

On November 30, 2000, ORIG, LLC ("ORIG"), an affiliate of ours, commenced a tender offer to purchase up to 611,266 limited partnership interests ("Interests"), representing all Interests not owned by ORIG, or other entities affiliated with it and us, in a going-private transaction. The offering price of $1.15 per Interest was subsequently raised to $1.30 per Interest on March 6, 2001. On March 23, 2001, the expiration date of the tender offer was changed from March 30, 2001 to April 30, 2001. ORIG purchased 211,214.25 Interests in the tender offer, which ended on April 30, 2001.

On March 15, 2002, we filed a Schedule 14C with the Securities and Exchange Commission giving notice of our merger with and into ORIG, LLC. The merger was approved on February 28, 2002, by the written consent of the holders of a majority of our outstanding Interests, in lieu of a meeting of limited partners. The effective date of the merger is unknown at this time.

We will merge with and into ORIG, LLC ("ORIG"), an affiliate of ours, with ORIG being the entity which survives the merger. Upon consummation of the merger, all Interests in us will be canceled and no securities in ORIG will be issued in place of our canceled Interests. Following the merger, ORIG will own our joint venture interests in certain commercial real estate properties and will assume all of our liabilities.

ORIG will pay limited partners who are not affiliated with us or ORIG $1.30 per Interest in cash. Limited partners who are affiliates of ours or ORIG will be paid for their Interests and will not have any ownership in ORIG following the merger.

The merger is considered a going-private transaction because once it is completed all Interests in us will be canceled, the registration of Interests will be terminated and we will no longer be required to make filings with the Securities and Exchange Commission or to comply with securities laws and the Securities and Exchange Commission's regulations governing publicly-held entities. Further information about the merger may be found in the Schedule 14C we filed with the Securities and Exchange Commission.

Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                            Payments Due by Period
                                   -------------------------------------------------------------------------
                                                  Within One     Two - Three     Four - Five      After 5
    Contractual Obligations           Total          Year           Years           Years          Years
--------------------------------   ------------  -------------  -------------   -------------  -------------
Long-term debt                    $     325,500 $      325,500 $           --  $           -- $           --

Capital lease obligations         $          -- $           -- $           --  $           -- $           --

Operating leases (1)              $          -- $           -- $           --  $           -- $           --

Other long-term obligations (2)   $          -- $           -- $           --  $           -- $           --
                                   ------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $     325,500 $      325,500 $           --  $           -- $           --
                                   ============  =============  =============   =============  =============
  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
  We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance and security systems, which represent an insignificant obligation.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     Two - Three     Four - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $            -- $           -- $           --  $           -- $           --

Standby letters of credit and
  guarantees (1)                $    11,758,330 $    1,454,185 $    4,907,970  $    3,034,962 $    2,361,213

Other commercial
  commitments (2)               $            -- $           -- $           --  $           -- $           --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
  commitments                   $    11,758,330 $    1,454,185 $    4,907,970  $    3,034,962 $    2,361,213
                                 ==============  =============  =============   =============  =============
  As an investor in numerous joint ventures, we are jointly and severally liable for certain of their debts that are not reflected on our financial statements.
  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.

Significant Accounting Pronouncements Which Affect Us

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF determined that a proportionate gross financial statement presentation, which is referred to as "proportionate consolidation" in the Notes to Financial Statements, is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the entity invested in is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The EITF consensus is applicable to financial statements for annual periods ending after June 15, 2000. We now use the equity method to account for our joint venture investment. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of some of the financial statements' captions and amounts.

Cautionary Statements

Our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

  our ability to achieve planned revenues;
  our ability to make payments due under our debt agreements;
  our ability to negotiate and maintain terms with vendors and service providers for operating expenses;
  competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of our business strategy;
  trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;
  our ability to predict the demand for specific rental properties;
  our ability to attract and retain tenants;
  availability and costs of management and labor employed;
  real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;
  the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and
  the risk of revised zoning laws, taxes and utilities regulations as well as municipal mergers of local governmental entities.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. All of our debt bears interest at a fixed rate. At December 31, 2001, a hypothetical 100 basis point increase in interest rates would not result in a significant change in the fair value of debt.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties Plus Ltd.:

We have audited the accompanying balance sheets of NTS-Properties Plus Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties Plus Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that NTS-Properties Plus Ltd. will continue as a going concern. As discussed in Note 1D to the financial statements, NTS- Properties Plus Ltd. has historically suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES PLUS LTD.
BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                                  2001                2000
                                                            ----------------    ----------------

ASSETS
------
Cash and equivalents                                       $          21,301   $           1,393
Accounts receivable                                                       --              78,100
Equipment, net                                                         1,495               2,093
Other assets                                                           4,862               5,072
                                                            ----------------    ----------------

     TOTAL ASSETS                                          $          27,658   $          86,658
                                                            ================    ================

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------
Note payable                                               $         325,500   $         232,000
Accounts payable                                                     161,787             133,882
Investment in and advances to joint ventures                          78,116             289,642
Other liabilities                                                     12,824              12,824
                                                            ----------------    ----------------

     TOTAL LIABILITIES                                               578,227             668,348

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' DEFICIT                                                   (550,569)           (581,690)
                                                            ----------------    ----------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                    $          27,658   $          86,658
                                                            ================    ================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

                                                    2001           2000           1999
                                                ------------   ------------   ------------
REVENUES
--------
Interest and other income                      $       1,081  $         563  $       2,037
Income from investment in joint ventures             127,082        116,283        111,395
                                                ------------   ------------   ------------

     TOTAL REVENUES                                  128,163        116,846        113,432

EXPENSES
--------
Operating expenses                                        --             19             44
Interest expense                                      24,584         18,957         12,892
Professional and administrative expenses              46,650         61,901         69,162
Professional and administrative expenses -
  affiliated                                          25,210         20,767         45,098
Depreciation and amortization                            598            598            299
                                                ------------   ------------   ------------

     TOTAL EXPENSES                                   97,042        102,242        127,495
                                                ------------   ------------   ------------

Net income (loss)                              $      31,121  $      14,604  $     (14,063)
                                                ============   ============   ============

Net income (loss) allocated to the limited
  partners                                     $      30,810  $      14,458  $     (13,922)
                                                ============   ============   ============

Net income (loss) per limited partnership
  Interest                                     $        0.05  $        0.02  $       (0.02)
                                                ============   ============   ============

Weighted average number of limited
  partnership Interests                              643,645        643,645        650,531
                                                ============   ============   ============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
STATEMENTS OF PARTNERS' DEFICIT (1)
FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

                                                  Limited        General
                                                  Partners       Partner         Total
                                                ------------   -----------   -------------
PARTNERS' DEFICIT
-----------------
Balances at December 31, 1998                  $   (444,309)  $  (123,165)  $    (567,474)

  Net loss                                          (13,922)         (141)        (14,063)

  Repurchase of limited partnership Interests       (14,757)           --         (14,757)
                                                -----------   -----------    ------------

Balances at December 31, 1999                      (472,988)     (123,306)       (596,294)

 Net income                                         14,458            146          14,604
                                                -----------   -----------    ------------

Balances at December 31, 2000                      (458,530)     (123,160)       (581,690)

  Net income                                         30,810           311          31,121
                                                -----------   -----------    ------------

Balances at December 31, 2001                  $   (427,720) $   (122,849)  $    (550,569)
                                                ===========   ===========    ============
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

                                                                2001           2000           1999
                                                            -------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                          $       31,121 $       14,604 $      (14,063)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                     598            598            299
    Income from investment in joint ventures                     (127,082)      (116,283)      (111,395)
    Changes in assets and liabilities:
      Accounts receivable                                          78,100          3,905             --
      Other assets                                                    210         (3,443)          (507)
      Accounts payable                                             27,905         26,318         52,852
                                                            -------------  -------------  -------------

     Net cash provided by (used in) operating activities           10,852        (74,301)       (72,814)
                                                            -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to equipment, net                                            --             --         (1,524)
Investment in and advances to joint ventures                      (84,444)         8,552         19,467
                                                            -------------  -------------  -------------

     Net cash (used in) provided by investing activities          (84,444)         8,552         17,943
                                                            -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from note payable                                         93,500         67,000         55,000
Repurchase of limited partnership Interests                            --             --        (14,757)
                                                            -------------  -------------  -------------

     Net cash provided by financing activities                     93,500         67,000         40,243
                                                            -------------  -------------  -------------

     Net increase (decrease) in cash and equivalents               19,908          1,251        (14,628)

CASH AND EQUIVALENTS, beginning of period                           1,393            142         14,770
                                                            -------------  -------------  -------------

CASH AND EQUIVALENTS, end of period                        $       21,301 $        1,393 $          142
                                                            =============  =============  =============

Interest paid on a cash basis                              $       18,876 $          473 $       24,527
                                                            =============  =============  ============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2001, 2000 AND 1999

Note 1 - Significant Accounting Policies

A) Organization

NTS-Properties Plus Ltd. (the "Partnership") is a limited partnership which was organized under the laws of the state of Florida on April 30, 1987. The General Partner is NTS-Properties Plus Associates (a Kentucky limited partnership). The terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint ventures. We are in the business of owning commercial real estate joint ventures.

B) Plus' Merger With Affiliate

On March 15, 2002, we filed a Schedule 14C with the Securities and Exchange Commission giving notice of our merger with and into ORIG, LLC. The merger was approved on February 28, 2002, by the written consent of the holders of a majority of our outstanding Interests, in lieu of a meeting of limited partners. The effective date of the merger is unknown at this time.

We will merge with and into ORIG, LLC ("ORIG"), an affiliate of ours, with ORIG being the entity which survives the merger. Upon consummation of the merger, all Interests in us will be canceled and no securities in ORIG will be issued in place of our canceled Interests. Following the merger, ORIG will own our joint venture interests in certain commercial real estate properties and will assume all of our liabilities.

ORIG will pay limited partners who are not affiliated with us or ORIG $1.30 per Interest in cash. Limited partners who are affiliates of ours or ORIG will be paid for their Interests and will not have any ownership in ORIG following the merger.

The merger is considered a going-private transaction because once it is completed all Interests in us will be canceled, the registration of Interests will be terminated and we will no longer be required to make filings with the Securities and Exchange Commission or to comply with securities laws and the Securities and Exchange Commission's regulations governing publicly-held entities. Further information about the merger may be found in the Schedule 14C we filed with the Securities and Exchange Commission.

C) Consolidation Policies and Joint Venture Accounting

The less than 50% owned joint ventures are accounted for under the equity method. From inception, we used the proportionate consolidation method of accounting for joint venture properties. Our proportionate interest in the joint venture's assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with our own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

Proportionate consolidation was utilized by us due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners, of the sole General Partner of the NTS sponsored partnerships, which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partner. It is the belief of our General Partner that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of our operations.

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' deficit or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

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

Please see the accompanying Blankenbaker Business Center and Lakeshore/University II Joint Ventures' combined financial statements.

D) Our Plans Relative to Continuing Operations

We currently own minority interests in two joint ventures owning a total of four properties and thus cannot effect decisions made by NTS affiliate partnerships holding a majority position in these joint ventures. We do not possess the resources to contribute to improvements of any significant amount and have seen our minority interest further decline as a result of the contributions made by the financially stronger majority interest affiliated partnerships.

At the end of 1999, NTS Financial Partnership, an affiliate of ours that prior to December 31, 1999 had provided security for one of our loans, informed us that as of December 31, 1999, it would no longer provide this security. As of January 1, 2000, NTS Development Company and NTS Corporation, which had previously deferred amounts owed by us to them and advanced funds to us to enable us to make payments to non-affiliates, informed us that they would no longer defer payments due from us or advance funds to us.

While we, the General Partner and our affiliates considered alternatives to help us reduce our administrative costs and increase our net profits, including the merger discussed in Note 1B, NTS Development Company and NTS Corporation continued to defer payments owed to them and continued to advance funds to us. Additionally, NTS Financial Partnership continues to provide security for one of our loans. These concessions were made by NTS Corporation, NTS Development Company and NTS Financial Partnership in anticipation of our taking an action which would substantially reduce our administrative expenses by an amount sufficient to allow us to operate profitably and to enable us to make capital contributions to our joint ventures in a timely fashion, make the deferred payments and repay the advances. Our impending merger into ORIG, LLC, which is discussed in Note 1B, is designed, among other things, to address these financial issues. Unless this merger, or a similar transaction, is completed, we may not be able to meet our obligations as they come due in the ordinary course of business.

See Note 1B - Plus' Merger With Affiliate for a discussion of the merger, which will result in us no longer existing in our current form.

E) Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. Government or agency securities on a nightly basis.

F) Properties

We own the following joint venture interests:

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

  A 7.69% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the Joint Venture appears below:

       Lakeshore Business Center Phase I - a business center with approximately 104,000 rentable square feet located in
       Fort Lauderdale, Florida.

       Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in
        Fort Lauderdale, Florida.

       Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in
        Fort Lauderdale, Florida.

G) Revenue Recognition

Our joint ventures recognize revenue in accordance with each tenant's respective lease agreement.

H) Allocation of Net Income (Loss) and Cash Distributions

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

I) Tax Status

We have received a ruling from the Internal Revenue Service stating that we are classified as a limited partnership for federal income tax purposes. As such, we make no provision for income taxes. The taxable income or loss is passed through to the holders of partnership Interests for inclusion on their individual income tax returns.

A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                                                                2001           2000           1999
                                                            -------------  -------------  -------------
Net income (loss)                                          $       31,121 $       14,604 $      (14,063)
Items handled differently for tax purposes:
  Loss on disposal of assets                                           --             --         (3,682)
  Allowance for doubtful accounts                                      --             --            (42)
  Depreciation and amortization                                    12,287         39,059         39,453
  Capitalized leasing costs                                            --             --            370
  Rental income                                                        --             --          3,168
  Other                                                               101             78            307
                                                            -------------  -------------  -------------

Taxable income                                             $       43,509 $       53,741 $       25,511
                                                            =============  =============  =============

J) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

K) Basis of Equipment and Depreciation

Equipment is stated at historical cost less accumulated depreciation to us. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5 years for equipment.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2001, 2000 and 1999 did not result in an impairment loss.

L) Reclassifications of 2000 and 1999 Financial Statements

Certain reclassifications have been made to the December 31, 2000 and 1999 financial statements to conform with December 31, 2001 classifications. These reclassifications have no effect on previously reported operating results or partners' deficit.

M) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements issued for fiscal years beginning after December 15, 2001. We will subject our financial statements to the standards of SFAS No. 144 when applicable.

Note 2 - Concentration of Credit Risk

We have joint venture investments in commercial properties in Louisville, Kentucky and Ft. Lauderdale, Florida. Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space.

Note 3 - Equipment

The following schedule provides an analysis of our investment in equipment as of December 31:

                                               2001                 2000
                                        ------------------    -----------------
Equipment                             $              2,990 $              2,990

   Less accumulated depreciation                     1,495                  897
                                        ------------------    -----------------

                                      $              1,495 $              2,093
                                        ==================    =================

Note 4 - Note Payable

Note payable as of December 31 consists of the following:

                                                               2001                  2000
                                                         -----------------    ------------------
Note payable to a bank, bearing interest at a fixed rate
of 8.75%, due January 31, 2002, collateral provided by
NTS Financial Partnership, an affiliate of NTS
Development Company. On January 31, 2002, we
extended the maturity date from January 31, 2002 to
January 31, 2003.                                     $            325,500  $            232,000
                                                         =================    ==================

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
--------------------------------       ---------------------------
                2003                 $                     325,500
                                       ---------------------------

                                     $                     325,500
                                       ===========================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $303,600. During the year ended December 31, 2001, NTS Development Company, through an affiliate, provided collateral in the form of a certificate of deposit for our note payable.

Note 5 - Tender Offer

On November 30, 2000, ORIG, LLC ("ORIG"), an affiliate of ours, commenced a tender offer to purchase up to 611,266 limited partnership interests ("Interests"), representing all Interests not owned by ORIG, or other entities affiliated with it and us, in a going-private transaction. The offering price of $1.15 per Interest was subsequently raised to $1.30 per Interest on March 6, 2001. On March 23, 2001, the expiration date of the tender offer was changed from March 30, 2001 to April 30, 2001. ORIG purchased 211,214.25 Interests in the tender offer, which ended on April 30, 2001. See Note 1B - Plus' Merger With Affiliate for a discussion of an impending merger between us and ORIG, which will result in us no longer existing in our current form.

Note 6 - Related Party Transactions

Pursuant to an agreement, we were charged for administrative salaries by NTS Development Company. These charges, which have been expensed as professional and administrative expenses - affiliated, totaled $25,210, $20,767 and $45,098 for the years ended December 31, 2001, 2000 and 1999, respectively.

Accounts payable include approximately $105,900 and $80,700 due NTS Development Company at December 31, 2001 and 2000, respectively (see Note 1D).

Note 7 - Sale of Assets

On July 23, 1999, the L/U II Joint Venture closed on the sale of approximately 2.4 acres of land adjacent to the Lakeshore Business Center for a purchase price of $528,405. The L/U II Joint Venture reflected a gain of approximately $94,000 associated with this sale for the year ended December 31, 1999. The net proceeds from the land sale were used to help fund the construction of Lakeshore Business Center Phase III.

Note 8 - Commitments and Contingencies

We, as an owner of real estate joint ventures, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

We do not believe there is any litigation threatened against us other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

Note 9 - Segment Reporting

The company's reportable operating segments include only one segment - Investments in Commercial Real Estate Joint Ventures.

Note 10 - Subsequent Event

Subsequent to December 31, 2001, the NTS Properties Plus note was amended in order to extend the maturity date from January 31, 2002 to January 31, 2003. On March 15, 2002, we increased this note to $360,000.

Note 11 - Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2001                      March 31         June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $         29,397 $          29,947 $         29,703 $          39,116
Total expenses                                 20,075            26,166           24,464            26,337
Net income                                      9,322             3,781            5,239            12,779
Net income allocated to the
  limited partners                              9,229             3,743            5,187            12,651
Net income per limited
  partnership Interest                           0.01              0.01             0.01              0.02

The information presented in the table below is based on previously filed 10-Q and 10-K reports which were prepared using the proportionate consolidation method in 2000. See Note 1C for further information regarding our change from the proportionate consolidation method to the equity method.

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2000                      March 31         June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        137,041 $         157,394 $        143,959 $         146,342
Total expenses                                150,685           142,274          142,445           134,728
Net income (loss)                             (13,644)           15,120            1,514            11,614
Net income (loss) allocated to the
  limited partners                            (13,508)           14,969            1,499            11,498
Net income (loss) per limited
  partnership Interest                          (0.02)             0.02               --              0.02

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the NTS-Properties Plus Ltd.:

We have audited the accompanying combined balance sheets of the Blankenbaker Business Center Joint Venture and the Lakeshore/University II Joint Venture (the "Combined Joint Ventures" as defined in Note 1 to these combined financial statements) as of December 31, 2001 and 2000, and the related combined statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Combined Joint Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Combined Joint Ventures as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

BLANKENBAKER BUSINESS CENTER AND
LAKESHORE/UNIVERSITY II JOINT VENTURES
COMBINED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                                   2001                     2000
                                                          ----------------------   ----------------------

ASSETS
------
Cash and equivalents                                     $                87,833 $                174,294
Cash and equivalents  - restricted                                       103,720                   26,082
Accounts receivable                                                      225,867                  139,728
Land, buildings and amenities, net                                    19,184,771               19,708,512
Deferred leasing commissions                                             514,394                  524,163
Other assets                                                             291,365                  378,492
                                                          ----------------------   ----------------------

     TOTAL ASSETS                                        $            20,407,950 $             20,951,271
                                                          ======================   ======================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                        $            11,758,330 $             12,647,652
Accounts payable                                                         538,478                  539,560
Security deposits                                                        178,775                  193,528
Other liabilities                                                        131,638                  226,902
                                                          ----------------------   ----------------------

     TOTAL LIABILITIES                                   $            12,607,221 $             13,607,642

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                       7,800,729                7,343,629
                                                          ----------------------   ----------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                   $            20,407,950 $             20,951,271
                                                          ======================   ======================

The accompanying notes to combined financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER AND
LAKESHORE/UNIVERSITY II JOINT VENTURES
COMBINED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               2001             2000              1999
                                                          ---------------  ---------------   ---------------
REVENUES
--------
Rental income                                            $      4,205,443 $      3,717,623  $      3,596,578
Gain on sale of assets                                                 --               --            94,347
Interest and other income                                          12,689           45,085            74,406
                                                          ---------------  ---------------   ---------------

     TOTAL REVENUES                                             4,218,132        3,762,708         3,765,331

EXPENSES
--------
Operating expenses                                              1,094,882          771,071           739,153
Operating expenses - affiliated                                   348,211          312,001           356,648
Interest expense                                                1,035,997          928,614         1,103,501
Loss on disposal of assets                                            450          149,613               667
Property management fees - affiliated                             245,681          222,085           217,826
Real estate tax                                                   451,404          390,477           423,282
Professional and administrative expenses - affiliated                  --          200,000           210,000
Depreciation and amortization                                   1,062,267          843,512           803,732
                                                          ---------------  ---------------   ---------------

    TOTAL EXPENSES                                              4,238,892        3,817,373         3,854,809
                                                          ---------------  ---------------   ---------------

Net loss                                                 $        (20,760)$        (54,665) $        (89,478)
                                                          ===============  ===============   ===============

The accompanying notes to combined financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER AND
LAKESHORE/UNIVERSITY II JOINT VENTURES
COMBINED STATEMENTS OF PARTNERS' EQUITY(1)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                             Partners'
                                                              Equity
                                                       ----------------------
PARTNERS' EQUITY
----------------
Balances at December 31, 1998                         $             4,813,029

   Net loss                                                           (89,478)

   Distributions declared                                             (50,974)

   Capital contributions                                            2,047,425
                                                       ----------------------

Balances at December 31, 1999                                       6,720,002

   Net loss                                                           (54,665)

   Distributions declared                                             (41,398)

   Capital contributions                                              719,690
                                                       ----------------------

Balances at December 31, 2000                                       7,343,629

   Net loss                                                           (20,760)

   Distributions declared                                             (47,140)

   Capital contributions                                              525,000
                                                       ----------------------

Balances at December 31, 2001                         $             7,800,729
                                                       ======================
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to combined financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER AND
LAKESHORE/UNIVERSITY II JOINT VENTURES
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001              2000               1999
                                                           ---------------  ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                  $        (20,760)$         (54,665)$          (89,478)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Gain on sale of assets                                              --                --            (94,347)
    Loss on disposal of assets                                         450           149,613                667
    Depreciation and amortization                                1,244,017           990,078            940,356
    Changes in assets and liabilities:
      Cash and equivalents - restricted                            (77,638)           56,410             31,027
      Accounts receivable                                          (86,139)         (107,754)            27,933
      Deferred leasing commissions                                (171,981)         (268,508)          (139,312)
      Other assets                                                  87,127           (94,124)            99,339
      Accounts payable                                              (1,082)           53,710            126,915
      Security deposits                                            (14,753)           37,678             34,679
      Other liabilities                                            (95,264)          107,454            (15,459)
                                                           ---------------  ----------------   ----------------

     Net cash provided by operating activities                     863,977           869,892            922,320
                                                           ---------------  ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from the sale of assets                                        --                --            467,243
Additions to land, buildings and amenities                        (538,976)       (3,368,921)          (662,460)
                                                           ---------------  ----------------   ----------------

     Net cash used in investing activities                        (538,976)       (3,368,921)          (195,217)
                                                           ---------------  ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Increase in mortgages payable                                      428,248         1,300,327                 --
Principal payments on mortgages payable                         (1,317,570)       (1,206,032)        (1,110,768)
Cash distributions                                                 (47,140)          (41,398)           (50,974)
Capital contributions                                              525,000           719,690          2,047,425
                                                           ---------------  ----------------   ----------------

     Net cash (used in) provided by financing activities          (411,462)          772,587            885,683
                                                           ---------------  ----------------   ----------------

     Net (decrease) increase in cash and equivalents               (86,461)       (1,726,442)         1,612,786

CASH AND EQUIVALENTS, beginning of year                            174,294         1,900,736            287,950
                                                           ---------------  ----------------   ----------------

CASH AND EQUIVALENTS, end of year                         $         87,833 $         174,294 $        1,900,736
                                                           ===============  ================   ================

Interest paid on a cash basis                             $        985,416 $         926,869 $        1,097,241
                                                           ===============  ================   ================

The accompanying notes to combined financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER AND
LAKESHORE/UNIVERSITY II JOINT VENTURES
NOTES TO COMBINED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Note 1 - Significant Accounting Policies

A) Organization and Properties

The combined joint ventures include:

  Blankenbaker Business Center Joint Venture owns Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky.

  Lakeshore/University II Joint Venture owns the following:

       Lakeshore Business Center Phase I - a business center with approximately 104,000 net rentable square feet located in
        Fort Lauderdale, Florida.

       Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in
        Fort Lauderdale, Florida.

       Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in
        Fort Lauderdale, Florida.

The terms "we," "us" or "our," as the context requires, may refer to the joint ventures or their interests in these properties.

B) Revenue Recognition - Rental Income and Capitalized Leasing Costs

The combined joint ventures recognize revenue in accordance with each tenant's respective lease agreement. Certain of the commercial properties' lease agreements are structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from these leases is being recognized on a straight-line basis over the lease term. Accrued income connected with these leases is included in accounts receivable and totaled $147,627 and $38,977 at December 31, 2001 and 2000, respectively. All commissions paid to leasing agents are deferred and amortized on a straight-line basis over the term of the lease to which they apply.

C) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds escrowed with mortgage companies for property taxes and insurance in accordance with the loan agreements with such mortgage companies.

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

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair market value. Application of this standard by management during the years ended December 31, 2001, 2000 and 1999 did not result in an impairment loss.

E) Advertising

The joint ventures expense advertising costs as incurred. Advertising expense was immaterial to the joint ventures during the years ended December 31, 2001, 2000 and 1999.

F) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements issued for fiscal years beginning after December 15, 2001. We will subject our financial statements to the standards of SFAS No. 144 when applicable.

Note 2 - Concentration of Credit Risk

The joint ventures have commercial properties in Louisville, Kentucky and Ft. Lauderdale, Florida. A single tenant occupies 100% of the Louisville, Kentucky property. We recorded rental income for this tenant of $934,612, $907,614 and $914,503 for 2001, 2000 and 1999, respectively. Substantially all of the tenants are local businesses or are businesses which have operations in the location in which they lease space.

Note 3 - Land, Buildings and Amenities

The following schedule provides an analysis of the joint ventures' investment in property held for lease as of December 31:

                                                        2001                  2000
                                                 -------------------   ------------------
Land and improvements                          $          10,053,032 $          9,978,959
Buildings, improvements and amenities                     24,815,203           24,636,705
                                                 -------------------   ------------------

                                                          34,868,235           34,615,664

Less accumulated depreciation                            (15,683,464)         (14,907,152)
                                                 -------------------   ------------------

                                               $          19,184,771 $         19,708,512
                                                 ===================   ==================

Note 4 - Principles of Combination

The combined joint ventures include the accounts of all less than 50% owned joint ventures considered significant by NTS-Properties Plus Ltd. All intercompany transactions and balances have been eliminated.

Note 5 - Mortgages Payable

Mortgages payable as of December 31 consist of the following:

                                                              2001                2000
                                                       ------------------  ------------------
Mortgage payable with an insurance company, bearing
interest at a fixed rate of 8.5%, due in monthly
installments through November 15, 2005, secured by
land and a building.                                  $         2,235,829 $         2,697,393

Mortgage payable with an insurance company, bearing
interest at a fixed rate of 8.125%, due in monthly
installments through August 1, 2008, secured by land
and a building.                                                 4,043,631           4,483,083

Mortgage payable with an insurance company, bearing
interest at a fixed rate of 8.125%, due in monthly
installments through August 1, 2008, secured by land
and buildings.                                                  3,758,395           4,166,849

Mortgage payable to a bank, bearing interest at a
variable rate based on LIBOR daily rate plus 2.3%,
which was 4.44% at December 31, 2001, due on
September 8, 2003, secured by land and a building.              1,720,475           1,300,327
                                                       ------------------  ------------------

                                                      $        11,758,330 $        12,647,652
                                                       ==================  ==================

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                  Amount
--------------------------------        --------------------------
            2002                       $                 1,454,185
            2003                                         3,231,813
            2004                                         1,676,157
            2005                                         1,763,846
            2006                                         1,271,116
         Thereafter                                      2,361,213
                                        --------------------------

                                       $                11,758,330
                                        ==========================

Based on the borrowing rates currently available to the joint ventures for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $11,941,000.

Note 6 - Rental Income Under Operating Leases

The following is a schedule of minimum future rental income on noncancelable operating leases:

For the Years Ended December 31,                  Amount
--------------------------------        -------------------------
            2002                       $                2,646,602
            2003                                        2,025,620
            2004                                        1,723,946
            2005                                          902,977
            2006                                          169,025
         Thereafter                                       193,694
                                        -------------------------

                                       $                7,661,864
                                        =========================

Note 7 - Related Party Transactions

Pursuant to an agreement with the partnerships which formed the joint ventures, NTS Development Company, an affiliate of the General Partner of the partnerships, receives property management fees on a monthly basis. The fee is equal to 6% of all revenues from commercial properties. Also permitted by an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as a part of land, buildings and amenities.

The joint ventures were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as deferred leasing commissions, other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2001                2000               1999
                                                       ------------------  ------------------  -----------------
Property management fees                              $           245,681 $           222,085 $          217,826
                                                       ------------------  ------------------  -----------------

Property management                                               204,924             181,766            181,459
Leasing                                                           102,723              92,196            132,369
Administrative - operating                                         39,603              37,068             41,693
Other                                                                 961                 971              1,127
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        348,211             312,001            356,648
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated                  --             200,000            210,000
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                       24,370             177,897             33,383
Leasing commissions                                                69,372             103,652             90,345
Other                                                                  --                  38                 --
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  93,742             281,587            123,728
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           687,634 $         1,015,673 $          908,202
                                                       ==================  ==================  =================

Note 8 - Sale of Assets

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

Note 9 - Commitments and Contingencies

The combined joint ventures, as owners of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by the combined joint ventures with existing laws has not had a material adverse effect on the combined joint ventures' financial condition and results of operations. However, the combined joint ventures cannot predict the impact of new or changed laws or regulations on their current properties or on properties that they may acquire in the future.

The combined joint ventures do not believe there is any other litigation threatened against them other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on our combined financial position or results of operations as discussed herein. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

As of December 31, 2001, the L/U II Joint Venture has a commitment for approximately $161,000 at Lakeshore Business Center Phase I for tenant improvements on approximately 15,500 square feet and a commitment for approximately $268,000 at Lakeshore Business Center Phase II for tenant improvements on approximately 32,900 square feet.

The L/U II Joint Venture also has a commitment for approximately $105,600 at Lakeshore Business Center Phase III for tenant improvements on approximately 3,800 square feet. This commitment will be funded from existing debt financing. The Joint Venture has incurred approximately $72,000 of this cost as of December 31, 2001.

The L/U Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Management reassessed the useful lives of the existing roofs and adjusted them accordingly.

The L/U II Joint Venture's partners, NTS-Properties IV, NTS-Properties V and NTS-Properties Plus will be called upon to make capital contributions to provide the funds necessary for working capital tenant improvements and roof replacements.

Note 10 - Segment Reporting

The combined joint ventures' reportable operating segments include only one segment - Commercial Real Estate Operations.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Because we are a limited partnership and not a corporation, we have no directors or officers as such. Management is the responsibility of our General Partner, NTS-Properties Plus Associates. We have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The General Partners of NTS-Properties Plus Associates are as follows:

J. D. Nichols

Mr. Nichols (age 60) is the managing General Partner of NTS-Properties Plus Associates and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Mr. Lavin (age 48) serves as President and Chief Operating Officer of NTS Corporation and NTS Development Company. Mr. Lavin joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of the Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Young President's Organization, the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, Greater Louisville Inc., National Multi-Housing Council and Louisville Apartment Association. Currently, Mr. Lavin serves on the Board of Overseers of the University of Louisville, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and the Home Builders Association's Program Committee.

Gregory A. Wells

Mr. Wells (age 43), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc., in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc., a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in Virginia and Kentucky and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Item 11 - Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities. We are required to pay a property management fee based on gross revenues to NTS Development Company. We are also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on Net Cash Proceeds from the refinancing of any of our properties. Also, NTS Development Company provides certain other services to us. See Item 8 - Note 6 to the Financial Statements which describes these fees and sets forth transactions with affiliates of our General Partner for the years ended December 31, 2001, 2000 and 1999.

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Note 1H to the Financial Statements which describes the methods used to determine income allocations and cash distributions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

On March 15, 2002, we filed a Schedule 14C with the Securities and Exchange Commission giving notice of our merger with and into ORIG, LLC. The merger was approved on February 28, 2002, by the written consent of the holders of a majority of our outstanding Interests, in lieu of a meeting of limited partners. The effective date of the merger is unknown at this time.

We will merge with and into ORIG, LLC ("ORIG"), an affiliate of ours, with ORIG being the entity which survives the merger. Upon consummation of the merger, all Interests in us will be canceled and no securities in ORIG will be issued in place of our canceled Interests. Following the merger, ORIG will own our joint venture interests in certain commercial real estate properties and will assume all of our liabilities.

ORIG will pay limited partners who are not affiliated with us or ORIG $1.30 per Interest in cash. Limited partners who are affiliates of ours or ORIG will be paid for their Interests and will not have any ownership in ORIG following the merger.

The merger is considered a going-private transaction, because once it is completed, all Interests in us will be canceled, the registration of Interests will be terminated and we will no longer be required to make filings with the Securities and Exchange Commission or to comply with securities laws and the Securities and Exchange Commission's regulations governing publicly-held entities. Further information about the merger may be found in the Schedule 14C we filed with the Securities and Exchange Commission.

Our General Partner is NTS-Properties Plus Associates, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of our General Partner and their total respective interests in NTS-Properties Plus Associates are as follows:

J. D. Nichols	35.05%
10172 Linn Station Road
Louisville, Kentucky 40223

NTS Capital Corporation	9.95%
10172 Linn Station Road
Louisville, Kentucky 40223

The remaining 55.00% interests are owned by various limited partners of NTS-Properties Associates Plus.

Item 13 - Certain Relationships and Related Transactions

As permitted by an agreement, we were charged for administrative salaries by NTS Development Company. These charges which have been expensed as professional and administrative expenses - affiliated totaled $25,210, $20,767 and $45,098 for the years ended December 31, 2001, 2000 and 1999, respectively.

Accounts payable includes approximately $105,900 and $80,700 due NTS Development at December 31, 2001 and 2000, respectively.

Our affiliate, ORIG has participated in tender offers for our Interests. See Item 7 and Item 8, Note - 5 for additional information on these tender offers.

PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

1- Financial Statements

The financial statements for the years ended December 31, 2001, 2000 and 1999 together with the report of Arthur Andersen LLP dated March 21, 2002, appear in Part II, Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

2 - Financial Statement Schedules

All schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.		Page No.
3.	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties Plus Ltd.,
a Florida limited partnership.

10.	Property Management Agreement and Construction	*
Agreement between NTS Development Company
and NTS-Properties Plus Ltd.

99a.	Management's letter to the Securities and Exchange	**
Commission regarding representation received from
Arthur Andersen LLP.

99b.	Complete appraisal in a summary appraisal report	***
for Blankenbaker Center 1A with the effective
date of December 31, 2001.

99c.	Complete appraisal in a self contained appraisal report	***
for Lakeshore Business Center III with the effective
date of December 31, 2001.

99d.	Complete appraisal in a self contained appraisal report	***
for Lakeshore Business Center I and II with the effective
date of December 31, 2001.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on July 1, 1987
(effective June 24, 1988) under Commission File No. 33-15475.

**	Included with this Form 10-K as Exhibit 99a.

***	Incorporated by reference to documents filed by NTS-Properties Plus Ltd. with the Securities and Exchange Commission in connection with the filing of the Information Statement pursuant to Section 14(c) of the Securities Act of 1934 on March 15, 2002 under
Commission File No. 000-18952.

4 - Reports on Form 8-K

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

Date: April 1, 2002

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
NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our General Partner.