Form 10-Q
period 2002-03-31
NTS PROPERTIES PLUS LTD
filed 2002-05-14
CIK 818089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18952

NTS-PROPERTIES PLUS LTD.

Incorporated pursuant to the Laws of the State of Florida

Internal Revenue Service - Employer Identification No. 61-1126478

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Statement of Partners' Deficit as of March 31, 2002	3

	Statements of Operations for the Three Months
	Ended March 31, 2002 and 2001	4

	Statements of Cash Flows for the Three Months
	Ended March 31, 2002 and 2001	5

	Notes to Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signatures		18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES PLUS LTD.
BALANCE SHEETS

                                                                     As of                    As of
                                                                   March 31,              December 31,
                                                                     2002                     2001*
                                                              -------------------      -------------------
                                                                  (UNAUDITED)

ASSETS
------
Cash and equivalents                                         $              1,429     $             21,301
Equipment, net                                                              1,345                    1,495
Other assets                                                                7,467                    4,862
                                                              -------------------      -------------------

     TOTAL ASSETS                                            $             10,241     $             27,658
                                                              ===================      ===================

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------
Note payable                                                 $            360,500     $            325,500
Accounts payable                                                          162,902                  161,787
Investment in and advances to joint ventures                               28,367                   78,116
Other liabilities                                                          12,824                   12,824
                                                              -------------------      -------------------

     TOTAL LIABILITIES                                                    564,593                  578,227

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' DEFICIT                                                        (554,352)                (550,569)
                                                              -------------------      -------------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                      $             10,241     $             27,658
                                                              ===================      ===================

STATEMENT OF PARTNERS' DEFICIT
(UNAUDITED)

                                                   Limited              General
                                                  Partners              Partner               Total
                                             -------------------  -------------------  -------------------
PARTNERS' DEFICIT
-----------------
Capital contributions, net of offering costs$         11,784,521 $                100 $         11,784,621
Net loss - prior years                               (10,133,311)            (102,357)         (10,235,668)
Net loss - current year                                   (3,745)                 (38)              (3,783)
Cash distributions declared to date                   (2,038,520)             (20,592)          (2,059,112)
Repurchase of limited partnership Interests              (40,410)                  --              (40,410)
                                             -------------------  -------------------  -------------------

BALANCES AT MARCH 31, 2002                  $           (431,465)$           (122,887)$           (554,352)
                                             ===================  ===================  ===================

*     Reference is made to the audited financial statements in Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002. The auditors' report on these statements was qualified with respect to the Partnership continuing as a going concern (See Notes to Financial Statements - Note 3).

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2002                     2001
                                                              -------------------      -------------------
REVENUES
--------
Income from investment in joint ventures                     $             22,533     $             29,397
                                                              -------------------      -------------------

     TOTAL REVENUES                                                        22,533                   29,397
                                                              -------------------      -------------------

EXPENSES
--------
Interest expense                                                            7,513                    5,568
Professional and administrative expenses                                   10,315                    9,471
Professional and administrative expenses - affiliated                       8,338                    4,886
Depreciation and amortization                                                 150                      150
                                                              -------------------      -------------------

     TOTAL EXPENSES                                                        26,316                   20,075
                                                              -------------------      -------------------

Net (loss) income                                            $             (3,783)    $              9,322
                                                              ===================      ===================

Net (loss) income allocated to the limited partners          $             (3,745)    $              9,229
                                                              ===================      ===================

Net (loss) income per limited partnership Interest           $              (0.01)    $               0.01
                                                              ===================      ===================

Weighted average number of limited partnership Interests                  643,645                  643,645
                                                              ===================      ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,
                                                                ------------------------------------------
                                                                       2002                   2001
                                                                -------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net (loss) income                                              $             (3,783)  $              9,322
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                               150                    150
    Income from investment in joint ventures                                (22,533)               (29,397)
    Changes in assets and liabilities:
      Accounts receivable                                                        --                 78,100
      Other assets                                                           (2,605)                (5,096)
      Accounts payable                                                        1,115                 (9,280)
                                                                -------------------    -------------------

     Net cash (used in) provided by operating activities                    (27,656)                43,799
                                                                -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Investment in and advances to joint ventures                                (27,216)               (68,975)
                                                                -------------------    -------------------

     Net cash used in investing activities                                  (27,216)               (68,975)
                                                                -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from note payable                                                   35,000                 26,000
                                                                -------------------    -------------------

     Net cash provided by financing activities                               35,000                 26,000
                                                                -------------------    -------------------

     Net (decrease) increase in cash and equivalents                        (19,872)                   824

CASH AND EQUIVALENTS, beginning of period                                    21,301                  1,393
                                                                -------------------    -------------------

CASH AND EQUIVALENTS, end of period                            $              1,429   $              2,217
                                                                ===================    ===================

Interest paid on a cash basis                                  $             25,051   $             18,876
                                                                ===================    ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES PLUS LTD.
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with NTS-Properties Plus' (the "Partnership") 2001 Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2002 and 2001.

Note 1 - Consolidation Policy and Joint Venture Accounting

Intercompany transactions and balances have been eliminated. The less than 50% owned joint ventures are accounted for under the equity method. As used in this Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these joint ventures.

Note 2 - Plus' Merger With Affiliate

On March 15, 2002, we filed a Schedule 14C with the Securities and Exchange Commission giving notice of our merger with and into ORIG, LLC. The merger was approved on February 8, 2002, by the written consent of the holders of a majority of our outstanding Interests, in lieu of a meeting of limited partners. The effective date of the merger is unknown at this time.

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

Note 3 - Our Plans Relative to Continuing Operations

We currently own minority interests in two joint ventures owning a total of four properties and thus cannot effect decisions made by NTS affiliated partnerships holding a majority position in these joint ventures. We do not possess the resources to contribute to improvements of any significant amount and have seen our minority interest further decline as a result of the contributions made by the financially stronger majority interest affiliated partnerships.

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

While we, the General Partner and our affiliates considered alternatives to help us reduce our administrative costs and increase our net profits, including the merger discussed in Note 2, NTS Development Company and NTS Corporation continued to defer payments owed to them and continued to advance funds to us. Additionally, NTS Financial Partnership continues to provide security for one of our loans. These concessions were made by NTS Corporation, NTS Development Company and NTS Financial Partnership in anticipation of our taking an action which would substantially reduce our administrative expenses by an amount sufficient to allow us to operate profitably and to enable us to make capital contributions to our joint ventures in a timely fashion, make the deferred payments and repay the advances. Our impending merger into ORIG, LLC, which is discussed in Note 2, is designed, among other things, to address these financial issues. Unless this merger, or a similar transaction, is completed, we may not be able to meet our obligations as they come due in the ordinary course of business.

See Note 2 - Plus' Merger With Affiliate for a discussion of the merger, which will result in us no longer existing in our current form.

Note 4 - Use of Estimates in the Preparation of Financial Statements

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

Note 5 - Concentration of Credit Risk

We have joint venture investments in commercial properties in Louisville, Kentucky and Ft. Lauderdale, Florida. In Louisville, Kentucky, one tenant occupies 100% of the Blankenbaker Business Center 1A property.

Note 6 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government of agency securities on a nightly basis.

Note 7 - Investment in Joint Ventures

The unconsolidated subsidiaries of NTS-Properties Plus include:

·	A 39.05% joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky.

·	A 7.69% joint venture interest in the Lakeshore/University II Joint Venture. A description of the properties owned by the joint venture appears below:

·	Lakeshore Business Center Phase I - a business center with approximately 104,000 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase II - a business center with approximately 97,000 net rentable square feet located in Fort Lauderdale, Florida.

·	Lakeshore Business Center Phase III - a business center with approximately 39,000 net rentable square feet located in Fort Lauderdale, Florida.

For the three months ended March 31, 2002 and 2001, the unconsolidated subsidiaries had total revenues of $1,094,095 and $1,035,391, respectively, and net income of $10,557 and a net loss of ($20,572), respectively. The amounts reflected in the accompanying statements of operations are derived from calculations based on each respective unconsolidated subsidiaries' joint venture agreement.

Note 8 - Note Payable

The note payable consists of the following:

                                                          March 31,                 December 31,
                                                             2002                       2001
                                                      ------------------         -------------------
Note payable to a bank, bearing interest at a
fixed rate of 8.75%, due January 31, 2003,
collateralized  by a certificate of deposit owned
by NTS Financial Partnership, an affiliate of
NTS Development Company.                           $             360,500       $             325,500
                                                      ==================         ===================

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of long-term debt is approximately $358,000. During the three months ended March 31, 2002, and the year ended December 31, 2001, NTS, through an affiliate, provided collateral in the form of a certificate of deposit for our note payable.

Note 9 - Related Party Transactions

Pursuant to an agreement, we were charged for administrative salaries by NTS Development Company. These charges, which have been expensed as professional and administrative expenses - affiliated, totaled $8,338 and $4,886 for the three months ended March 31, 2002 and 2001, respectively.

Accounts payable include approximately $112,200 and $105,900 due NTS Development Company at March 31, 2002 and December 31, 2001, respectively (see Note 3).

Note 10 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties we may acquire in the future.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

As of March 31, 2002, the L/U II Joint Venture has commitments for approximately $428,000 for tenant improvements at Lakeshore Business Center Phases I and II. Our share of these costs will be approximately $33,000.

The L/U II Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Our share of this cost will be approximately $15,000.

Note 11 - Segment Reporting

Our reportable operating segments include only one segment - Investments in Commercial Real Estate Joint Ventures.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets."

Cautionary Statements

Some of the statements included in this Item 2 may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward- looking statements that may be made to reflect any future events or circumstances.

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
Plus' Merger with Affiliate and Our Plans Relative to Continuing Operations

We currently own minority interests in two joint ventures owning a total of four properties and thus cannot effect decisions made by NTS affiliated partnerships holding a majority position in these joint ventures. We do not possess the resources to contribute to improvements of any significant amount and have seen our minority interest further decline as a result of the contributions made by the financially stronger majority interest affiliated partnerships.

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

While we, the General Partner and our affiliates considered alternatives to help us reduce our administrative costs and increase our net profits, including our impending merger into ORIG, LLC, NTS Development Company and NTS Corporation continued to defer payments owed to them and continued to advance funds to us. Additionally, NTS Financial Partnership continues to provide security for one of our loans. These concessions were made by NTS Corporation, NTS Development Company and NTS Financial Partnership in anticipation of our taking an action which would substantially reduce our administrative expenses by an amount sufficient to allow us to operate profitably and to enable us to make capital contributions to our joint ventures in a timely fashion, make the deferred payments and repay the advances. Our impending merger into ORIG, LLC, which is discussed in our 2001 Form 10-K, is designed, among other things, to address these financial issues. Unless this merger, or a similar transaction, is completed, we may not be able to meet our obligations as they come due in the ordinary course of business. We are presently projecting a cash flow deficit for fiscal 2002.

Occupancy Levels

The occupancy levels at our joint venture properties as of March 31, 2002 and 2001 were as follows:

                                                                      Three Months Ended
                                                                          March 31,
                                                       ------------------------------------------------
                                                            2002 (1)                       2001
                                                       -------------------          -------------------
Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties VII, Ltd.
------------------------------------------
(39.05% ownership at March 31, 2002)
------------------------------------

Blankenbaker Business Center 1A                               100%                         100%

Property Owned through Lakeshore/University
-------------------------------------------
II Joint Venture (L/U II Joint Venture) (7.69%
----------------------------------------------
ownership at March 31, 2002)
----------------------------

Lakeshore Business Center Phase I (2)                          82%                          85%
Lakeshore Business Center Phase II                             87%                          78%
Lakeshore Business Center Phase III (3)                        37%                          28%
  Current occupancy levels are considered adequate to continue the operation of our joint venture properties.
  In our opinion, the decrease in period ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  We expect occupancy levels to stabilize near those of Phases I and II over the next two years.

The average occupancy levels at our joint venture properties during the three months ended March 31, 2002 and 2001 were as follows:

                                                                    Three Months Ended
                                                                         March 31,
                                                      -----------------------------------------------
                                                             2002                         2001
                                                      ------------------           ------------------
Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties VII, Ltd.
------------------------------------------
(39.05% ownership at March 31, 2002)
------------------------------------

Blankenbaker Business Center 1A                              100%                         100%

Property Owned through Lakeshore/University II
----------------------------------------------
Joint Venture (L/U II Joint Venture) (7.69%
-------------------------------------------
ownership at March 31, 2002)
----------------------------

Lakeshore Business Center Phase I                            84%                          84%
Lakeshore Business Center Phase II                           85%                          78%
Lakeshore Business Center Phase III (1)                      34%                          22%
  We expect average occupancy levels to stabilize near those of Phases I and II over the next two years.

Results of Operations

If there has not been a material change in an item from March 31, 2001 to March 31, 2002, we have omitted any discussion concerning that item.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated increased approximately $3,000, or 71%, for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of increased personnel costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate the Partnership.

Consolidated Cash Flows and Financial Condition

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

Cash flows provided by (used in):

                                                                   Three Months Ended
                                                                       March 31,
                                                       ------------------------------------------
                                                              2002                   2001
                                                       -------------------    -------------------
Operating activities                                  $            (27,656)  $             43,799
Investing activities                                               (27,216)               (68,975)
Financing activities                                                35,000                 26,000
                                                       -------------------    -------------------

     Net (decrease) increase in cash and equivalents  $            (19,872)  $                824
                                                       ===================    ===================

Net cash provided by operating activities decreased approximately $71,000 in 2002. The decrease was primarily driven by decreased net income and changes in accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2002, decreased approximately $42,000, as compared to the same period in 2001. The decrease is due to decreased investments in or advances to joint ventures.

Net cash provided by financing activities increased $9,000 for the three months ended March 31, 2002, as compared to the same period in 2001. The increase is the result of an increase in our note payable.

Due to the fact that no distributions were made during the three months ended March 31, 2002 and 2001, the table which presents that portion of the distributions that represents a return of capital on a GAAP basis has been omitted.

We anticipate having to continue to fund the working capital deficit of the L/U II Joint Venture. Due to the extended time necessary to lease the Lakeshore Business Center Phase III addition, it is unknown at this time how much working capital we will need to fund the operations of the L/U II Joint Venture.

We have not made any cash distributions since the quarter ended June 30, 1991. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) as of March 31, 2002 were $1,429.

Currently, our plans for renovations and other major capital expenditures include tenant improvements at our joint venture properties as required by lease negotiations. Changes to current tenant finish improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. The extent and costs of the improvements are determined by the size of the space being leased and whether the improvements are for a new tenant or incurred because of a lease renewal. The tenant finish improvements will be funded by cash flow from operations and cash reserves. We expect the L/U II Joint Venture to incur significant costs for tenant finish improvements to complete the Lakeshore Business Center Phase III. These costs will be funded by debt financing.

As of March 31, 2002, the L/U II Joint Venture has commitments for approximately $428,000 for tenant improvements at Lakeshore Business Center Phases I and II. Our share of these costs will be approximately $33,000.

The L/U II Joint Venture anticipates replacing the roofs in 2002 at Lakeshore Business Center Phase I for a cost of approximately $200,000. Our share of this cost will be approximately $15,000.

Blankenbaker Business Center 1A is expected to require a new roof in 2002. The roof replacement is expected to cost approximately $190,000. Our share of this cost is expected to be approximately $74,000.

Future liquidity will be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

The following describes the efforts being taken by our joint ventures to increase the occupancy levels at their properties. At Lakeshore Business Center Phases I, II and III, the joint ventures have an on- site leasing agent, an employee of NTS Development Company (an affiliate of our General Partner), who makes calls to potential tenants, negotiates lease renewals with current tenants and manages local advertising with the assistance of NTS Development Company's marketing staff.

Leases at our joint venture properties provide for tenants to contribute toward the payment of increases in common area expenses, insurance and real estate taxes. These lease provisions should protect our operations from the impact of inflation and changing prices.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regards to financial instruments is changes in interest rates. Our debt bears interest at a fixed rate. At March 31, 2002, a hypothetical 100 basis point increase in interest rates would not result in a significant change in the fair value of debt.

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

Date: May 14, 2002